Form 10-Q
period 2021-03-31
Finserv Acquisition Corp. II
filed 2021-05-24
CIK 1834336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

FinServ Acquisition Corp. II

(Exact name of registrant as specified in its charter)

Delaware	001-40076	85-4030806
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

c/o Ellenoff Grossman & Schole LLP

1345 Avenue of the Americas

New York, NY 10105

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (929) 529-7125

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of Class A Common Stock and one-quarter of one Redeemable Warrant	FSRXU	The Nasdaq Stock Market LLC

Class A Common Stock, par value $0.0001 per share	FSRX	The Nasdaq Stock Market LLC

Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	FSRXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of May 24, 2021, there were 30,800,000 shares of Class A common stock, par value $0.0001 per share and 7,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLARIM ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINSERV ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Assets:
Current Assets:
Cash	$1,379,926	$3,523
Prepaid Expenses	442,885	—
Total current assets	1,822,811	3,523

Deferred offering costs	—	30,000
Cash and Investments held in Trust Account	300,003,041	—
Total Assets	$301,825,852	$33,523

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$127,456	$—
Due to related party	—	—
Total current liabilities	127,456	9,284
Deferred underwriting fee	10,500,000	—
Warrant liability	5,392,000	—
Total liabilities	16,019,456	9,284

Commitments
Common Stock subject to possible redemption, 28,080,639 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	280,806,390	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,719,361 and 0 shares issued and outstanding (excluding 28,080,639 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	272	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 and 7,618,750 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively(1)	750	762
Additional paid-in capital	2,485,527	24,238
Retained earnings (accumulated deficit)	2,513,457	(761)
Total stockholders’ equity	5,000,006	24,239
Total Liabilities and Stockholders’ Equity	$301,825,852	$33,523

(1)	Shares at December 31, 2020 included up to 993,750 founder stock subject to forfeiture by the Sponsor if over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

For the Three Months Ended March 31, 2021
Formation and operating costs	$36,223
Loss from Operations	(36,223)

Other income:
Interest earned on cash and marketable securities held in Trust Account	3,041
Offering costs allocated to warrants	(457,600)
Change in fair value of warrant liability	3,005,000
Total other income	2,550,441

Net income	$2,514,218

Weighted average shares outstanding of redeemable Class A common stock	30,000,000
Basic and diluted net income per share, redeemable Class A common stock	$—
Weighted average shares outstanding of non-redeemable Class A common stock	800,000
Basic and diluted net income per share, non-redeemable Class A common stock	$0.32
Weighted average shares outstanding of Class B common stock	6,984,722
Basic and diluted net income per share, Class B common stock	$0.32

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings	Total
	Common stock		Common stock		Paid-in	(Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	—	$—	7,618,750	$762	$24,238	$(761)	$24,239
Sale of 30,000,000 Units, net of warrant liabilities, underwriting discount and offering expenses	30,000,000	3,000	—	—	275,486,939	—	275,489,939
Sale of 800,000 Private Placement Units, net of warrant liabilities	800,000	80	—	—	7,777,920	—	7,778,000
Forfeiture of founder shares	—	—	(118,750)	(12)	12	—	—
Net income (loss)	—	—	—	—	—	2,514,218	2,514,218
Common stock subject to possible redemption	(20,080,639)	(2,808)	—	—	(280,803,582)	—	(280,806,390)
Balance as of March 31, 2021 (unaudited)	2,719,361	$272	7,500,000	$750	$2,485,527	$2,513,457	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income	$2,514,218
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,041)
Offering costs allocated to warrants	457,600
Change in fair value of warrant liability	(3,005,000)
Changes in operating assets and liabilities:
Prepaid assets	(442,885)
Accrued expenses	651
Net cash used in operating activities	(478,457)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	294,000,000
Proceeds from issuance of Private Placement Warrants	8,000,000
Repayment of promissory note – related party	(9,284)
Payment of offering costs	(135,856)
Net cash provided by financing activities	301,854,860
Net change in cash	1,376,403
Cash, beginning of period	3,523
Cash, end of the period	$1,379,926

Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$277,946,030
Change in Class A common stock subject to possible redemption	$2,860,360
Initial classification of warrant liability	$8,397,000
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,500,000

The accompanying notes are an integral part of these unaudited financial statements.

FINSERV ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

FinServ Acquisition Corp. II (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on November 23, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and, since the closing of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 17, 2021 (the “Effective Date”). On February 22, 2021, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the partial exercise by the underwriters of the over-allotment option resulting in the purchase of an additional 3,500,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 800,000 placement units (the “Placement Units”), at a price of $10.00 per Placement Unit, in a private placement to FinServ Holdings II LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $8,000,000, which is discussed in Note 4.

Transaction costs of the IPO amounted to $16,792,661, consisting of $6,000,000 of underwriting discount, $10,500,000 of deferred underwriting discount, $292,661 of other offering costs, and $457,600 of expenses associated with the warrant liability.

Following the closing of the IPO on February 22, 2021, $300,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, as determined by the Company, until the earlier of:  (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the charter prior thereto or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under the law or stock exchange listing requirements. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations.

The Company will have only 24 months from February 22, 2021, the closing of the IPO, to complete an initial Business Combination (the “Combination Period”). However, if the Company doesn’t complete a Business Combination within the Combination Period,  the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame, and (iv) vote any founder shares and placement shares held by them and any public shares purchased during or after the Proposed Public Offering (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.4 million in its operating bank account, and working capital of approximately $1.7 million.

The Company’s liquidity needs up to February 22, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares (see Note 5) and the loan under an unsecured promissory note from the Sponsor of up to $300,000, which outstanding balance was paid on February 22, 2021 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Restatement of Previously Issued Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in January 2021, the Company’s previously issued balance sheet as of February 22, 2021 on Form 8-K should no longer be relied upon. As such, the Company is restating its balance sheet included in this Quarterly Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on February 22, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on February 22, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of February 22, 2021, should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact to the balance sheet dated February 22, 2021, filed on Form 8-K on February 26, 2021 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in a $15.0 million increase to the warrant liabilities line item on February 22, 2021 and offsetting decrease to the Class A common stock subject to redemption mezzanine equity line item. There is no change to total stockholders' equity at any reported balance sheet date.

	As of February 22, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$302,330,727	$—	$302,330,727
Liabilities and stockholders’ equity
Total current liabilities	$487,695	$—	$487,695
Deferred underwriting fee	10,500,000	—	10,500,000
Stock warrant liabilities	—	8,397,000	8,397,000
Total liabilities	10,987,695	8,397,000	19,384,695
Class A common stock, $0.0001 par value; shares subject to possible redemption	286,343,030	(8,397,000)	277,946,030
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	217	84	301
Class B common stock - $0.0001 par value	750	—	750
Additional paid-in-capital	5,003,148	457,516	5,460,664
Accumulated deficit	(4,113)	(457,600)	(461,713)
Total stockholders’ equity	5,000,002	—	5,000,002
Total liabilities and stockholders’ equity	$302,330,727	$—	$302,330,727

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. During the three months ended March 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4, and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Transaction costs of the IPO amounted to an aggregate of $16,792,661, of which $457,600 was allocated to expense associated with the warrant liability and $16,335,061 was charged to stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of March 31, 2021 and December 31, 2020.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2021.

Net Income Per Common Share

Net income per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 7,700,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Reconciliation of Net Income per Common Share

The Company’s condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted loss per common share of Class A common stock and Class B common stock is calculated as follows:

Three Months Ended March 31, 2021
Net Income per share for redeemable Class A common stock:
Interest income earned on securities held in the Trust Account	$3,041
Less: Interest income available to the Company for taxes	(450)
Adjusted net income	$2,591

Weighted average shares outstanding of redeemable Class A common stock	30,000,000
Basic and diluted net income per share, redeemable Class A common stock	$(0.00)

Net Income per share for non-redeemable Class A and Class B common stock:
Net income	$2,514,218
Less: Income attributable to Class A common stock	(2,591)
Adjusted net income	$2,511,627

Weighted average shares outstanding of non-redeemable Class A and Class B common stock	7,784,722
Basic and diluted net income per share, non redeemable Class A and Class B common stock	$0.32

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Public Units

On February 22, 2021, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit, which included the partial exercise by the underwriters of the over-allotment option resulting in the purchase of an additional 3,500,000 Units. Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable warrant to purchase one share of Class A common stock (the “Public Warrants”).

Public Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or February 22, 2022, the closing of the Public Offering, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a current prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant, upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption based on the redemption date and the “fair market value” of Class A common stock except as otherwise described below;

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days (the “Reference Days”) within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders; and

●	if the reported last sale price of the Class A common stock is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for the Reference Days, the placement warrants are also concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In determining whether to require all holders to exercise their warrants on a cashless basis, the management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on its stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrant by (y) the fair market value and (B) 0.361 per whole warrant. The “fair market value” shall mean the average reported closing price of the Class A common stock for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 800,000 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $8,000,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

Each Placement Unit is identical to the Units offered in the Public Offering except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

The Company’s initial stockholders have agreed to waive their redemption rights with respect to their placement shares (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto, to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) if the Company fails to consummate a Business Combination within the Combination Period or if the Company liquidates prior to the expiration of the Combination Period. However, the initial stockholders will be entitled to redemption rights with respect to any public shares held by them if the Company fails to consummate a Business Combination or liquidate within the Combination Period.

Note 6 — Related Party Transactions

Founder Shares

In December 2020, the Company’s initial stockholders paid $25,000, or approximately $0.003 per share, in consideration for an aggregate of 7,187,500 shares of Class B common stock par value $0.0001 (the “Founder Shares”). In February 2021, the Company effected a stock dividend of 0.06 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate number of 7,618,750 Founder Shares, including an aggregate of up to 993,750 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On February 22, 2021, as a result of the underwriters’ election to partially exercise their over-allotment option, a proportionate number of founder shares, aggregating 118,750, were forfeited, resulting in the Sponsor holding an aggregate of 7,500,000 Founder Shares.

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) six months after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the initial Business Combination, or (y) the date, following the completion of the Company’s initial Business Combination, on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On December 23, 2020, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan was non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Public Offering. On February 22, 2021, the Company paid the balance of the promissory note in full from the IPO proceeds.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement units. March 31, 2021, no such Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Placement Units, and units that may be issued upon conversion of Working Capital Loans, and any shares of Class A common stock issuable upon the exercise of the placement warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of the units issued as part of the working capital loans and Class A common stock issuable upon conversion of the founder shares, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Public Offering, requiring the Company to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 3,975,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On February 22, 2021, the underwriter partially exercised its over-allotment option and purchased 3,500,000 additional units, and was paid a cash underwriting discount of $0.20 per Unit, or $6,000,000 in the aggregate.

The underwriters are entitled to deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 30,800,000 and 0 shares issued and outstanding, including 28,080,639 and no shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 7,500,000 and 7,618,750 shares issued and outstanding.

The Company’s Sponsor, directors and officers have agreed not to transfer, assign or sell their founder shares until the earlier to occur of (A) six months after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the initial Business Combination, or (y) the date, following the completion of the Company’s initial Business Combination, on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in Proposed Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO (excluding the placement units and underlying securities) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private-equivalent units and their underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Holders of record of the Class A common stock and holders of record of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote except as required by law.

Note 9 — Fair Value Measurements

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$300,003,041	$300,003,041	$-	$-
Liabilities:
Public Warrants Liability	$5,250,000	$-	$-	$5,250,000
Private Placement Warrants Liability	142,000	-	-	142,000
	$5,392,000	$-	$-	$5,392,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants on February 22, 2021, the date of the Company’s Initial Public Offering, and on March 31, 2021, using a Monte Carlo simulation model, and for the Private Placement Warrants using a modified Black-Sholes option pricing model. The Public and Private Placement Warrants were classified as Level 3 at the initial measurement date and the subsequent measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation and Black-Sholes model as of as of February 22, 2021 and March 31, 2021 were as follows:

	(Initial Measurement)
	February 22, 2021	March 31, 2021

Inputs
Risk-free interest rate	0.61%	0.92%
Exercise price	$11.50	$11.50
Expected volatility	14.5%	14.5%
Underlying stock price	$11.10	$9.97
Term (in years)	5.0	5.0

Note 10 — Subsequent Events

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to FinServ Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on November 23, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our Sponsor FinServ Holdings II LLC, a Delaware limited liability company.

The registration statement for our IPO was declared effective on February 17, 2021. On February 22, 2021, we consummated the IPO of 30,000,000, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $16.8 million, inclusive of $10.5 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) of 800,000 Units at a price of $10.00 per Unit to the Sponsor, generating gross proceeds of approximately $8.0 million.

Upon the closing of the IPO and the Private Placement on February 22, 2021, $300.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the IPO and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we have not completed a Business Combination within 24 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

On April 12, 2021, the Staff of the Securities and Exchange Commission (“SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its IPO in February 2021.

The Warrants were classified as equity in the Company’s previously issued audited balance sheet as of February 22, 2021. In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, in particular as applicable to certain provisions in the Warrants related to tender or exchange offer provisions as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, the Company evaluated the terms of the Warrant Agreement entered into in connection with the Company’s IPO and concluded that the Company’s Warrants include provisions that, based on ASC 815-40, preclude the Warrants from being classified as components of equity. The Warrants are not eligible for an exception from derivative accounting, and therefore should be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

Results of Operations

For the three months ended March 31, 2021, we had a net income of $2,514,218, which included a loss from operations of $36,223, offering cost expense allocated to warrants of $457,600, and fully offset by a gain from the change in fair value of warrant liabilities of $3,005,000, and interest earned on the Trust account of $3,041. Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.4 million in its operating bank account, and working capital of approximately $1.7 million.

The Company’s liquidity needs up to February 22, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor which was paid in full on February 22, 2021 from the IPO proceeds. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2021, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the final prospectus filed by us with the SEC on February 19, 2021.

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon this evaluation, and in light of the material weakness in internal controls described below, our Certifying Officers concluded that, solely due to the reclassification of the Warrants as described in this 10-Q, a material weakness existed and our disclosure controls and procedures were not effective as of March 31, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of the Warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in February 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on March 31, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Other than disclosed below, there have been no material changes from the risk factors previously disclosed in the Company’s final prospectus, as filed with the SEC on February 1, 2021.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Warrants that are accounted for as a warrant liability will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock and/or may make it more difficult for us to consummate an initial business combination.

We account for the 8,300,000 Warrants issued in connection with the IPO (including the 7,500,000 Warrants sold as part of the units in the initial public offering and the 800,000 Warrants underlying Units sold in the Private Placement) in accordance with the guidance contained in Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2020. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, our audited balance sheet as of February 22, 2021 should no longer be relied upon. In connection with the foregoing development, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On February 22, 2021, we consummated our initial public offering of 30,000,000 units, including 3,500,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one share of Class A common stock, par value $0.0001 per share, and one-fourth of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000. On February 22, 2021, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 800,000 units at a purchase price of $10.00 per private placement unit, to the Sponsor, generating gross proceeds of $8,000,000.

Following the closing of our initial public offering on February 22, 2021, a total of $300,000,000 comprised of $294,000,000 of the proceeds from the IPO and $6,000,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as amended.

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in the Company’s final prospectus related to our initial public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 24, 2021	FINSERV ACQUISITION CORP. II

	By:	/s/ Lee Einbinder
Lee Einbinder
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 24, 2021	By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer
(Principal Financial and Accounting Officer)