Form 10-Q
period 2021-06-30
Finserv Acquisition Corp. II
filed 2021-08-13
CIK 1834336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 30,800,000 shares of Class A common stock, par value $0.0001 per share and 7,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FINSERV ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINSERV ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$1,305,652	$3,523
Prepaid Expenses	363,848	—
Total current assets	1,669,500	3,523

Deferred offering costs	—	30,000
Cash and Investments held in Trust Account	300,010,072	—
Total Assets	$301,679,572	$33,523

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$201,055	$—
Promissory note - related party	—	9,284
Total current liabilities	201,055	9,284
Deferred underwriting fee	10,500,000	—
Warrant liability	9,240,000	—
Total liabilities	19,941,055	9,284

Commitments
Common Stock subject to possible redemption, 27,673,851 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	276,738,510	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,126,149 and 0 shares issued and outstanding (excluding 27,673,851 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	313	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 and 7,618,750 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively(1)	750	762
Additional paid-in capital	6,553,366	24,238
Retained earnings (accumulated deficit)	(1,554,422)	(761)
Total stockholders’ equity	5,000,007	24,239
Total Liabilities and Stockholders’ Equity	$301,679,572	$33,523

(1)	Shares at December 31, 2020 included up to 993,750 founder Class B shares subject to forfeiture by the Sponsor if over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$227,360	$263,583
Loss from Operations	(227,360)	(263,583)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	7,481	10,522
Offering costs allocated to warrants	—	(457,600)
Change in fair value of warrant liability	(3,848,000)	(843,000)
Total other income (expense)	(3,840,519)	(1,290,078)

Net loss	$(4,067,879)	$(1,553,661)

Weighted average shares outstanding of redeemable Class A common stock	30,000,000	30,000,000
Basic and diluted net income per share, redeemable Class A common stock	$—	$—
Weighted average shares outstanding of non-redeemable Class A and Class B common stock	8,300,000	7,818,785
Basic and diluted net income per share, non-redeemable Class A and Class B common stock	$(0.49)	$(0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings	Total
	Common stock		Common stock		Paid-in	(Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	—	$—	7,618,750	$762	$24,238	$(761)	$24,239
Sale of 30,000,000 Units, net of warrant liabilities, underwriting discount and offering expenses	30,000,000	3,000	—	—	275,486,939	—	275,489,939
Sale of 800,000 Private Placement Units, net of warrant liabilities	800,000	80	—	—	7,777,920	—	7,778,000
Forfeiture of founder shares	—	—	(118,750)	(12)	12	—	—
Net income	—	—	—	—	—	2,514,218	2,514,218
Common stock subject to possible redemption	(20,080,639)	(2,808)	—	—	(280,803,582)	—	(280,806,390)
Balance as of March 31, 2021 (unaudited)	2,719,361	$272	7,500,000	$750	$2,485,527	$2,513,457	$5,000,006
Net loss	—	—	—	—	—	(4,067,879)	(4,067,879)
Change in common stock subject to possible redemption	406,788	41	—	—	4,067,839	—	4,067,880
Balance as of June 30, 2021 (unaudited)	3,126,149	$313	7,500,000	$750	$6,553,366	$(1,554,422)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net income	$(1,553,661)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(10,522)
Offering costs allocated to warrants	457,600
Change in fair value of warrant liability	843,000
Changes in operating assets and liabilities:
Prepaid assets	(363,848)
Accrued expenses	189,055
Net cash used in operating activities	(438,376)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,000,000)
Cash withdrawn to pay taxes	450
Net cash used in investing activities	(299,999,550)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	294,000,000
Proceeds from issuance of Private Placement Warrants	8,000,000
Repayment of promissory note – related party	(9,284)
Payment of offering costs	(250,661)
Net cash provided by financing activities	301,740,055
Net change in cash	1,302,129
Cash, beginning of period	3,523
Cash, end of the period	$1,305,652

Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$277,946,030
Change in Class A common stock subject to possible redemption	$(1,207,520)
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,500,000

The accompanying notes are an integral part of these unaudited financial statements.

 FINSERV ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and, since the closing of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Transaction costs of the IPO amounted to $16,792,661, consisting of $6,000,000 of underwriting discount, $10,500,000 of deferred underwriting discount, $292,661 of other offering costs, of which $457,600 of were expenses associated with the warrant liability.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.3 million in its operating bank account, and working capital of approximately $1.5 million.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

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

The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. During the three and six months ended June 30, 2021, the Company withdrew $450 of the interest income from the Trust Account to pay its tax obligations.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months and six months ended June 30, 2021.

Net Income Per Common Share

Net income per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 7,700,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

Reconciliation of Net Income per Common Share

The Company’s unaudited condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted loss per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net Income per share for redeemable Class A common stock:
Interest income earned on securities held in the Trust Account	$7,481	$10,522
Less: Interest income available to the Company for taxes	(7,481)	(10,522)
Adjusted net income	$—	$—

Weighted average shares outstanding of redeemable Class A common stock	30,000,000	30,000,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.00

Net Loss per share for non-redeemable Class A and Class B common stock:
Net loss	$(4,067,879)	$(1,553,661)
Less: Income attributable to redeemable Class A common stock	—	—
Adjusted net income	$(4,067,879)	$(1,553,661)

Weighted average shares outstanding of non-redeemable Class A and Class B common stock	8,300,000	7,818,785
Basic and diluted net income per share, non-redeemable Class A and Class B common stock	$(0.49)	$(0.20)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

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

The Private Placement Warrants will be identical to Public Warrants except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis.

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

Note 5 — Related Party Transactions

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

Promissory Note — Related Party

On December 23, 2020, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan was non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Public Offering. On February 22, 2021, the Company paid the balance of the promissory note in full from the IPO proceeds, and it is no longer available to be drawn upon.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement units. As of June 30, 2021 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2021, the Company incurred administrative fees of $30,000 to the Sponsor.

Note 6 — Commitments and Contingencies

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 30,800,000 and 0 shares issued and outstanding, including 27,673,851 and no shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 7,500,000 and 7,618,750 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$300,010,072	$300,010,072	$-	$-
Liabilities:
Public Warrants Liability	$9,000,000	$9,000,000	$-	$-
Private Placement Warrants Liability	240,000	-	240,000	-
	$9,240,000	$9,000,000	$240,000	$-

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the unaudited condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statement of operations.

The Company established the initial fair value of the Public and Private Warrants on February 22, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of June 30, 2021, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Warrants as of June 30, 2021, and reclassified the Private Warrants from Level 3 to Level 2, due to the use of the quoted price of a similar liability.

The key inputs into the Monte Carlo simulation and Black-Sholes model as of as of February 22, 2021 were as follows:

(Initial Measurement)
February 22, 2021
Inputs
Risk-free interest rate	0.61%
Exercise price	$11.50
Expected volatility	14.5%
Underlying stock price	$11.10
Term (in years)	5.0

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

For the six months ended June 30, 2021, we had a net loss of approximately $1.55 million, which included a loss from operations of approximately $264,000, offering cost expense allocated to warrants of approximately $458,000, a loss from the change in fair value of warrant liabilities of approximately $843,000, and partially offset by interest earned on the Trust account of approximately $11,000.

For the three months ended June 30, 2021, we had a net loss of approximately $4.07 million, which included a loss from operations of approximately $227,000, a loss from the change in fair value of warrant liabilities of approximately $3.85 million, and partially offset by interest earned on the Trust account of approximately $7,000.

Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.3 million in its operating bank account, and working capital of approximately $1.5 million.

The Company’s liquidity needs up to February 22, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor which was paid in full on February 22, 2021 from the IPO proceeds. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon this evaluation, and in light of the material weakness in internal controls described below, our Certifying Officers concluded that, solely due to the reclassification of the Warrants as described in this 10-Q, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on June 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide the information provided by this Item.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 13, 2021	FINSERV ACQUISITION CORP. II

	By:	/s/ Lee Einbinder
Lee Einbinder
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 13, 2021	By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer
(Principal Financial and Accounting Officer)