Form 10-Q
period 2021-09-30
Finserv Acquisition Corp. II
filed 2021-11-15
CIK 1834336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 30,800,000 shares of Class A common stock, par value $0.0001 per share and 7,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FINSERV ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINSERV ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$219,023	$3,523
Investment in Mutual Funds	1,001,000	—
Prepaid Expenses	215,040	—
Total current assets	1,435,063	3,523
Other noncurrent assets	76,777
Deferred offering costs	—	30,000
Cash and Investments held in Trust Account	300,017,634	—
Total Assets	$301,529,474	$33,523

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$259,390	$—
Due to related party	30,000	—
Promissory note - related party	—	9,284
Total current liabilities	289,390	9,284
Warrant liability	6,853,000	—
Deferred underwriting fee	10,500,000	—
Total liabilities	17,642,390	9,284

Commitments
Common Stock subject to possible redemption, 30,000,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	300,000,000	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 800,000 and 0 shares issued and outstanding (excluding 30,000,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	80	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 and 7,618,750 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively(1)	750	762
Additional paid-in capital	—	24,238
Accumulated deficit	(16,113,746)	(761)
Total stockholders’ equity (deficit)	(16,112,916)	24,239
Total Liabilities and Stockholders’ Equity	$301,529,474	$33,523

(1)	Shares at December 31, 2020 included up to 993,750 founder Class B shares subject to forfeiture by the Sponsor if over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Formation and operating costs	$246,995	$510,578
Loss from Operations	(246,995)	(510,578)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	7,562	18,084
Offering costs allocated to warrants	—	(457,600)
Change in fair value of warrant liability	2,387,000	1,544,000
Income on investment in mutual funds	1,000	1,000
Total other income (expense)	2,395,562	1,105,484

Net income	$2,148,567	$594,906

Basic and diluted weighted average shares outstanding, Class A common stock	30,800,000	24,933,333
Basic and diluted net income per share, Class A common stock	$0.06	$0.02
Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,333,333
Basic and diluted net income per share, Class B common stock	$0.06	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	7,618,750	$762	$24,238	$(761)	$24,239
Sale of 800,000 Private Placement Units	800,000	80	—	—	7,777,920	—	7,778,000
Forfeiture of 118,750 shares due to over-allotment not exercised in full	—	—	(118,750)	(12)	12	—	—
Accretion of Class A common shares subject to possible redemption	—	—	—	—	(7,802,170)	(16,707,891)	(24,510,061)
Net loss	—	—	—	—	—	(1,553,661)	(1,553,661)
Balance as of June 30, 2021 (unaudited)	800,000	80	7,500,000	750	—	(18,262,313)	(18,261,483)
Net income	—	—	—	—	—	2,148,567	2,148,567
Balance as of September 30, 2021 (unaudited)	800,000	$80	7,500,000	$750	—	$(16,113,746)	$(16,112,916)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash flows from operating activities:
Net income	$594,906
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(18,084)
Income earned on mutual funds	(1,000)
Offering costs allocated to warrants	457,600
Change in fair value of warrant liability	(1,544,000)
Changes in operating assets and liabilities:
Prepaid assets	(291,817)
Due to related party	30,000
Accrued expenses	247,390
Net cash used in operating activities	(525,005)

Cash Flows from Investing Activities:
Investment of cash in Mutual Funds	(1,000,000)
Investment of cash in Trust Account	(300,000,000)
Cash withdrawn to pay taxes	450
Net cash used in investing activities	(300,999,550)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	294,000,000
Proceeds from issuance of Private Placement Warrants	8,000,000
Repayment of promissory note – related party	(9,284)
Payment of offering costs	(250,661)
Net cash provided by financing activities	301,749,339

Net change in cash	215,500
Cash, beginning of period	3,523
Cash, end of the period	$219,023

Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to redemption	$300,000,000
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,500,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and, since the closing of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 17, 2021 (the “Effective Date”). On February 22, 2021, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the partial exercise by the underwriters of the over-allotment option resulting in the purchase of an additional 3,500,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000, which is discussed in Note 4. Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 800,000 placement units (the “Placement Units”), at a price of $10.00 per Placement Unit, in a private placement to FinServ Holdings II LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $8,000,000, which is discussed in Note 5.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.2 million in its operating bank account and money markets funds, and working capital of approximately $1.1 million.

The Company’s liquidity needs up to February 22, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares (see Note 6) and the loan under an unsecured promissory note from the Sponsor of up to $300,000, which outstanding balance was paid on February 22, 2021 (see Note 6). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6).

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

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its shareholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be revised to report all public shares as temporary equity.

As a result, the Company revised its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.5 million in additional paid-in capital and a charge of approximately $16.6 million to accumulated deficit, as well as a reclassification of 2,205,397 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $19.2 million and $23.3 million, respectively, from total shareholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company had cash equivalents of $1,001,000 in money market funds. The Company had no cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks. The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5, and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs of the IPO amounted to an aggregate of $16,792,661, of which $457,600 was allocated to expense associated with the warrant liability and $16,335,061 was charged to temporary equity.

Class A Common Stock Subject to Possible Redemption

All of the shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

The Class A common stock subject to possible redemption reflected on the balance sheet as of September 30, 2021 is reconciled in the following table:

Gross Proceeds	$300,000,000
Less:
Proceeds allocated to public warrants	(8,175,000)
Class A common stock issuance costs	(16,335,061)
Plus:
Accretion of carrying value to redemption value	24,510,061
Class A common stock subject to possible redemption	$300,000,000

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months and nine months ended September 30, 2021.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 7,700,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the period presented.

Reconciliation of Net Income per Common Share

Accordingly, basic and diluted income per share for Class A common stock and for Class B common stock is calculated as follows:

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,727,829	$420,738	$459,700	$135,206
Denominator:
Weighted-average shares outstanding	30,800,000	7,500,000	24,933,333	7,333,333
Basic and diluted net income per share	$0.06	$0.06	$0.02	$0.02

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

Public Warrants

As of September 30, 2021, the Company has 7,500,000 Pubic Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or February 22, 2022, the closing of the Public Offering, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

As of September 30, 2021, the Company has 200,000 Private Placement Warrants. The Private Placement Warrants will be identical to Public Warrants except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement units. As of September 30, 2021 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and nine months ended September 30, 2021, the Company incurred administrative fees of $30,000 and $60,000, respectively, $30,000 of which is accrued as due to related party.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 800,000 and 0 shares issued and outstanding, excluding 30,000,000 and no shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 7,500,000 and 7,618,750 shares issued and outstanding.

The Company’s Sponsor, directors and officers have agreed not to transfer, assign or sell their founder shares until the earlier to occur of (A) nine months after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the initial Business Combination, or (y) the date, following the completion of the Company’s initial Business Combination, on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Mutual Funds	$1,001,000	$1,001,000	$-	$-
U.S. Money Market held in Trust Account	300,017,634	300,017,634	-	-
	$301,018,634	$301,018,634	$-	$-
Liabilities:
Public Warrants Liability	$6,675,000	$6,675,000	$-	$-
Private Placement Warrants Liability	178,000		178,000	-
	$6,853,000	$6,675,000	$178,000	$-

Level 1 assets include investments in mutual funds and money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the unaudited condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statement of operations.

The Company established the initial fair value of the Public and Private Warrants on February 22, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of September 30, 2021, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Warrants as of September 30, 2021, and reclassified the Private Warrants from Level 3 to Level 2, due to the use of the quoted price of a similar liability.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the nine months ended September 30, 2021:

Level 3 Warrant Liabilities
Fair Value as of December 31, 2020	$—
Initial measurement on February 22, 2021	8,397,000
Change in valuation as of March 31, 2021	(3,005,000)
Fair Value as of March 31, 2021	5,392,000
Change in valuation as of June 30, 2021	3,848,000
Transfer of Public Warrants to Level 1	(9,000,000
Transfer of Private Placement Warrants to Level 2	(240,000)
Fair Value as of June 30, 2021 and September 30, 2021	$—

The key inputs into the Monte Carlo simulation and Black-Sholes model as of as of February 22, 2021 were as follows:

(Initial Measurement) February 22, 2021
Inputs
Risk-free interest rate	0.61%
Exercise price	$11.50
Expected volatility	14.5%
Underlying stock price	$11.10
Term (in years)	5.0

Note 10 — Subsequent Events

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

Results of Operations

For the nine months ended September 30, 2021, we had a net income of $594,906, which included a loss from operations of $510,578, offering cost expense allocated to warrants of approximately $457,600, offset by a gain from the change in fair value of warrant liabilities of $1,544,000, interest earned on the Trust account of $18,084 and income from Mutual Funds of $1,000.

For the three months ended September 30, 2021, we had a net income of $2,148,567, which included a loss from operations of $246,995, offset by a gain from the change in fair value of warrant liabilities of $2,387,000, interest earned on the Trust account of $7,562 and income from Mutual funds of $1,000.

Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.2 million in its operating bank account, and working capital of approximately $1.1 million.

The Company’s liquidity needs up to February 22, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor which was paid in full on February 22, 2021 from the IPO proceeds. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.

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

Class A Common Stock Subject to Possible Redemption

All of the shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 7,700,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the period presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon this evaluation, and in light of the material weakness in internal controls described below, our Certifying Officers concluded that, solely due to the reclassification of the Warrants as described in this 10-Q, a material weakness existed and our disclosure controls and procedures were not effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following the closing of our initial public offering on February 22, 2021, a total of $300,000,000 comprised of $294,000,000 of the proceeds from the IPO and $6,000,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as amended.

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

Dated: November 15, 2021	FINSERV ACQUISITION CORP. II

	By:	/s/ Lee Einbinder
Lee Einbinder
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 15, 2021	By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer
(Principal Financial and Accounting Officer)