Form 10-Q/A
period 2021-09-30
Finserv Acquisition Corp. II
filed 2022-01-21
CIK 1834336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of January 21, 2022, there were 30,800,000 shares of Class A common stock, par value $0.0001 per share and 7,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

FinServ Acquisition Corp. II (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares of Class A common stock held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to such revaluation, the Company’s management has determined that the Public Shares include curtain provisions that require classification of all the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A. The three months ended March 31, 2021 and for the three and six months ended June 30, 2021 will be restated in Note 2 of this September 30, 2021 amended Form 10-Q. These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 3, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

FINSERV ACQUISITION CORP. II

Quarterly Report on Form 10-Q/A

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINSERV ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$219,023	$3,523
Investment in Mutual Funds	1,001,000	—
Prepaid Expenses	215,040	—
Total current assets	1,435,063	3,523
Other noncurrent assets	76,777
Deferred offering costs	—	30,000
Cash and Investments held in Trust Account	300,017,634	—
Total Assets	$301,529,474	$33,523

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$259,390	$—
Due to related party	30,000	—
Promissory note - related party	—	9,284
Total current liabilities	289,390	9,284
Warrant liability	6,853,000	—
Deferred underwriting fee	10,500,000	—
Total liabilities	17,642,390	9,284

Commitments
Common Stock subject to possible redemption, 30,000,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	300,000,000	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 800,000 and 0 shares issued and outstanding (excluding 30,000,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	80	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 and 7,618,750 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively(1)	750	762
Additional paid-in capital	—	24,238
Accumulated deficit	(16,113,746)	(761)
Total stockholders’ equity (deficit)	(16,112,916)	24,239
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$301,529,474	$33,523

(1)	Shares at December 31, 2020 included up to 993,750 founder Class B shares subject to forfeiture by the Sponsor if over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

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

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	7,618,750	$762	$24,238	$(761)	$24,239
Sale of 800,000 Private Placement Units	800,000	80	—	—	7,777,920	—	7,778,000
Forfeiture of 118,750 shares due to over-allotment not exercised in full	—	—	(118,750)	(12)	12	—	—
Accretion of Class A common shares subject to possible redemption	—	—	—	—	(7,802,170)	(16,707,891)	(24,510,061)
Net loss	—	—	—	—	—	(1,553,661)	(1,553,661)
Balance as of June 30, 2021 (as restated, see Note 2)	800,000	80	7,500,000	750	—	(18,262,313)	(18,261,483)
Net income	—	—	—	—	—	2,148,567	2,148,567
Balance as of September 30, 2021 (unaudited)	800,000	$80	7,500,000	$750	—	$(16,113,746)	$(16,112,916)

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were quantitively material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity.

As a result, the Company restated its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company is reporting the restatement to those periods in this Quarterly Report.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

Impact of the Restatement

The impact to the Statement of Changes in Stockholders’ Equity related to the impact of subsequent remeasurement under ASC 480-10-S99 against additional paid-in capital and accumulated deficit resulted in a $24.5 million decrease and offsetting decrease to the Sale of 30,000,000 Units, net of warrant liabilities, underwriting discount and offering expenses and offsetting increase to the Class A common stock subject to redemption mezzanine equity line item for the three months ended March 31, 2021 (per form 10Q filed on May 24, 2021) and an offsetting decrease to the Class A common stock subject to redemption mezzanine equity line item for the three months ended June 30, 2021 (per form 10Q filed on August 13, 2021).

	As Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (unaudited)
Common stock subject to possible redemption	$280,806,390	$19,193,610	$300,000,000
Class A Common stock, $0.0001 par value	272	(192)	80
Additional Paid in Capital	2,485,527	(2,485,527)	—
Retained Earnings (Accumulated Deficit)	2,513,457	(16,707,891)	(14,194,434)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(19,193,610)	$(14,193,604)
Number of stock subject to redemption	28,080,639	1,919,361	30,000,000

	As Reported	Adjustment	As Restated
Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding of redeemable Class A common stock	30,000,000	(30,000,000)	—
Basic and diluted net income per share, redeemable Class A common stock	$—	$—	$—
Weighted average shares outstanding of non-redeemable Class A common stock	800,000	(800,000)	—
Basic and diluted net income per share, non-redeemable Class A common stock	$0.32	$(0.32)	$—
Weighted average shares outstanding, Class A common stock basic and diluted	30,800,000	(17,795,556)	13,004,444
Basic and diluted net income per share, Class A common stock	$—	$0.13	$0.13
Weighted average shares outstanding, Class B common stock basic and diluted	6,984,722	9,722	6,994,444
Basic and diluted net income per share, Class B common stock	$0.32	$(0.19)	$0.13

	As Reported	Adjustment	As Restated
Condensed Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Supplemental disclosure of cash flow information:
Initial value of Class A common stocks subject to possible redemption	$277,946,030	$(277,946,030)	$—
Change in value of Class A common stocks subject to possible redemption	$2,860,360	$(2,860,360)	$—

	As Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2021 (unaudited)
Common stock subject to possible redemption	$276,738,510	$23,261,490	$300,000,000

Class A Common stock, $0.0001 par value	313	(233)	80
Additional Paid in Capital	6,553,366	(6,553,366)	—
Accumulated Deficit	(1,554,422)	(16,707,891)	(18,262,313)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(23,261,490)	$(18,261,483)
Number of stock subject to redemption	27,673,851	2,326,149	30,000,000

	As Reported	Adjustment	As Restated
Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, redeemable Class A common stock	30,000,000	(30,000,000)	—
Basic and diluted net loss per share, redeemable Class A common stock	$—	$—	$—
Weighted average shares outstanding, Non-Redeemable Class A and Class B common stock	8,300,000	(8,300,000)	—
Basic and diluted net loss per share, Non-Redeemable Class A and Class B common stock	$(0.49)	$0.49	$—
Weighted average shares outstanding, Class A common stock basic and diluted	—	30,800,000	30,800,000
Basic and diluted net loss per share, Class A common stock	$—	$(0.11)	$(0.11)
Weighted average shares outstanding, Class B common stock	—	7,500,000	7,500,000
Basic and diluted net loss per share, Class B common stock	$—	$(0.11)	$(0.11)

	As Reported	Adjustment	As Restated
Statement of Operations for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, redeemable Class A common stock	30,000,000	(30,000,000)	—
Basic and diluted net loss per share, redeemable Class A common stock	$—	$—	$—
Weighted average shares outstanding, Non-Redeemable Class A and Class B common stock	7,818,785	(7,818,785)	—
Basic and diluted net loss per share, Non-Redeemable Class A and Class B common stock	$(0.20)	$0.20	$—
Weighted average shares outstanding, Class A common stock basic and diluted	—	21,951,381	21,951,381
Basic and diluted net loss per share, Class A common stock	$—	$(0.05)	$(0.05)
Weighted average shares outstanding, Class B common stock	—	7,248,619	7,248,619
Basic and diluted net loss per share, Class B common stock	$—	$(0.05)	$(0.05)

	As Reported	Adjustment	As Restated
Condensed Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$277,946,030	$(277,946,030)	$—
Change in value of Class A common stock subject to possible redemption	$(1,207,520)	$1,207,520	$—

Statement of Changes in Stockholders’ Equity were restated with the changes and adjustments presented above.

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

Class A Common Stock Subject to Possible Redemption

All of the shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 30,800,000 and 0 shares issued and outstanding, including 30,000,00 and 0 shares of Class A common stock subject to possible redemption, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure  controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures as of September 30, 2021 were not effective due to the previous material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2021, and due to the restatements of our March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A common stock and the related earning per share calculation, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the March 31, 2021 and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on May 24, 2021 and August 13, 2021, respectively, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. In connection with the change in presentation for the common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to common stock subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case both classes of common stock share pro rata in the income (loss) of the Company.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide the information provided by this Item. Except as set forth below, as of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on February 17, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 30, 2021filed with the SEC on May 24, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, in connection with that, we also restated the earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

Dated: January 21, 2022	FINSERV ACQUISITION CORP. II

	By:	/s/ Lee Einbinder
Lee Einbinder
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 21, 2022	By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer
(Principal Financial and Accounting Officer)