Form 10-K/A
period 2021-12-31
Finserv Acquisition Corp. II
filed 2022-04-01
CIK 1834336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No.1 (the “Amendment No.1”) to the Annual Report on Form 10-K of FinServ Acquisition Corp. II (the “Company”) for the period ended December 31, 2021, originally filed with the Securities and Exchange Commission on March 29, 2022, is being filed solely to correct a typographical error with the issue date of the report provided by the Company’s independent auditor WithumSmith+Brown, PC. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 of the Form 10-K in this Amendment No. 1. However, there have been no changes to the text of such item other than the change in the date of the auditor’s report.

In addition, the Company is including in this Amendment No. 1 currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.

Except as expressly set forth above, this Amendment No. 1 speaks as of the original filing date of the Form 10-K, and does not reflect events that may have occurred subsequent to that date, nor does it modify or update in any way disclosure made in the original Form 10-K.

i

PART II

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 16 of this Amendment No.1 to the Annual Report on Form 10-K and is included herein by reference.

1

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

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

2

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 22, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 29, 2022

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 17, 2021, by and among the Company, Citigroup Global Markets Inc. and Barclays Capital Inc. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	By Laws (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated February 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.
10.1	Letter Agreement, dated February 17, 2021, by and among the Company, its officers, directors and the Sponsor. (3)
10.2	Promissory Note, dated November 23, 2020, issued to FinServ Holdings II LLC (1)
10.3	Investment Management Trust Agreement, February 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated February 17, 2021, by and among the Company, the Sponsor and the holders party thereto. (3)
10.5	Securities Subscription Agreement, dated November 23, 2020, between the Registrant and FinServ Holdings II LLC (1)
10.6	Placement Unit Purchase Agreement, dated February 17, 2021, by and between the Company and the Sponsor. (3)
10.7	Administrative Support Agreement, dated April 1, 2021, by and between the Company and the Sponsor.
14	Code of Ethics (1)
31.1	Certification of the Principal Executive Officer required by Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer required by Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on February 2, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on February 8, 2021.

(3)	Incorporated by reference to the Company’s Form Current Report 8-K, filed with the SEC on February 23, 2021.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2022	FINSERV ACQUISITION CORP. II

	By:	/s/ Lee Einbinder
	Name:	Lee Einbinder
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lee Einbinder	Chief Executive Officer and Director	April 1, 2022
Lee Einbinder	(Principal Executive Officer)

/s/ Steven Handwerker	Chief Financial Officer	April 1, 2022
Steven Handwerker	(Principal Financial and Accounting Officer)

/s/ Howard Kurz	President and Director	April 1, 2022
Howard Kurz

/s/ Robert Matza	Director	April 1, 2022
Robert Matza

/s/ David Smilow	Director	April 1, 2022
David Smilow

/s/ Val Soranno Keating	Director	April 1, 2022
Val Soranno Keating

/s/ Michael Vaughan	Director	April 1, 2022
Michael Vaughan

4