Form 10-Q
period 2022-03-31
Finserv Acquisition Corp. II
filed 2022-05-13
CIK 1834336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 30,800,000 shares of Class A common stock, par value $0.0001 per share and 7,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FINSERV ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINSERV ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$99,773	$152,443
Investment in Mutual Funds	681,603	998,796
Prepaid Expenses	240,923	224,880
Total current assets	1,022,299	1,376,119
Other noncurrent assets	—	26,682
Cash and Investments held in Trust Account	300,051,943	300,025,197
Total assets	$301,074,242	$301,427,998

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$154,795	$321,157
Due to related party	—	—
Total current liabilities	154,795	321,157
Warrant liability	2,464,000	4,774,000
Deferred underwriting fee	10,500,000	10,500,000
Total liabilities	13,118,795	15,595,157

Commitments and Contingencies (Note 6)
Common Stock subject to possible redemption, 30,000,000 shares at $10.00 redemption value at March 31, 2022 December 31, 2021	300,000,000	300,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 800,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	80	80
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(12,045,383)	(14,167,989)
Total stockholders’ deficit	(12,044,553)	(14,167,159)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$301,074,242	$301,427,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Formation and operating costs	$196,947	$36,223
Loss from Operations	(196,947)	(36,223)

Other income:
Interest earned on cash and marketable securities held in Trust Account	26,746	3,041
Offering costs allocated to warrants	—	(457,600)
Change in fair value of warrant liability	2,310,000	3,005,000
Loss on investment in mutual funds	(17,193)	—
Total other income	2,319,553	2,550,441

Net income	$2,122,606	$2,514,218

Basic and diluted weighted average shares outstanding, Class A common stock	30,800,000	13,004,444
Basic and diluted net income per share, Class A common stock	$0.06	$0.13
Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	6,994,444
Basic and diluted net income per share, Class B common stock	$0.06	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	800,000	$80	7,500,000	$750	$—	$(14,167,989)	$(14,167,159)
Net income	—	—	—	—	—	2,122,606	2,122,606
Balance as of March 31, 2022	800,000	$80	7,500,000	$750	—	$(12,045,383)	$(12,044,553)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	7,618,750	$762	$24,238	$(761)	$24,239
Sale of 800,000 units, net of warrant liabilities, underwriting discount and offering expenses	800,000	80	—	—	7,777,920	—	7,778,000
Forfeiture of 118,750 shares due to over-allotment not exercised in full	—	—	(118,750)	(12)	12	—	—
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(7,802,170)	(16,707,891)	(24,510,061)
Net income (loss)	—	—	—	—	—	2,514,218	2,514,218
Balance as of March 31, 2021	800,000	$80	7,500,000	$750	—	$(14,194,434)	$(14,193,604)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash flows from operating activities:
Net income	$2,122,606	$2,514,218
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(26,746)	(3,041)
Offering costs allocated to warrants	—	457,600
Change in fair value of warrant liability	(2,310,000)	(3,005,000)
Changes in operating assets and liabilities:
Prepaid expenses and other noncurrent assets	10,639	(442,885)
Due to related party	—	—
Accrued expenses	(166,362)	651
Net cash used in operating activities	(369,863)	(478,457)

Cash Flows from Investing Activities:
Investment of cash in trust account	—	(300,000,000)
Cash withdrawn from trust account to pay taxes	—	—
Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	—	—
Proceeds from sale of units, net of underwriting discount	—	294,000,000
Proceeds from issuance of private placement warrants	—	8,000,000
Proceeds from (repayment of) promissory note – related party	—	(9,284)
Payment of offering costs	—	(135,856)
Net cash provided by financing activities	—	301,854,860

Net change in cash and cash equivalents	(369,863)	1,376,403
Cash and cash equivalents, beginning of the period	1,151,239	3,523
Cash and cash equivalents, end of the period	$781,376	$1,379,926

Cash, end of the period	$99,773	$1,379,926
Investment in Mutual Funds, end of the period	681,603	—
Cash and cash equivalents, end of the period	$781,376	$1,379,926

Supplemental disclosure of cash flow information from financing activity:
Initial classification of warrant liability	—	8,397,000
Deferred underwriters’ discount payable charged to additional paid-in capital	—	10,500,000

The accompanying notes are an integral part of these unaudited financial statements.

FINSERV ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

FinServ Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Delaware corporation on November 23, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) which is described below, and, since the closing of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 17, 2021. On February 22, 2021, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the partial exercise by the underwriters of the over-allotment option resulting in the purchase of an additional 3,500,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

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

Following the closing of the IPO on February 22, 2021, $300,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, as determined by the Company, until the earlier of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the charter prior thereto or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame, and (iv) vote any founder shares and placement shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $0.8 million in its operating bank account and money markets funds and working capital of approximately $0.9 million.

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

The Company has until February 22, 2023 to complete its initial Business Combination as described in its final prospectus filed with the SEC on February 19, 2021. If the Company does not complete its initial Business Combination by February 22, 2023, it will begin mandatory liquidation proceedings, including the cessation of all operations and redemption of the Public Shares.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in light of the mandatory liquidation that could potentially occur within one year from the date of this report, management believes there is substantial doubt as to the Company’s ability to continue as a going concern if it does not consummate its initial Business Combination before February 22, 2023.

Risks and Uncertainties

Management is continuing to evaluate the impacts of the COVID-19 pandemic and the ongoing conflict in Ukraine and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K and Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on March 29, 2022 and April 1, 2022, respectively, which contains the audited financial statements and notes thereto. The interim results for the three months and three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $781,376 and $1,151,239, respectively.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks. The Company evaluated the Public Warrants and private placement warrants (the “Private Placement Warrants”, and collectively, “Warrants”, which are discussed in Note 4, Note 5, and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed statements of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO. Transaction costs of the IPO amounted to an aggregate of $16,792,661, of which $457,600 was allocated to expense associated with the warrant liability and $16,335,061 was charged to temporary equity.

Class A Common Stock Subject to Possible Redemption

All of the Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheets as of March 31, 2022 and December 31, 2021 are reconciled in the following table:

Gross Proceeds	$300,000,000
Less:
Proceeds allocated to public warrants	(8,175,000)
Class A common stock issuance costs	(16,335,061)
Plus:
Accretion of carrying value to redemption value	24,510,061
Class A common stock subject to possible redemption	$300,000,000

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022 and 2021.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the private placement to purchase an aggregate of 7,700,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period presented.

Reconciliation of Net Income per Common Share

Accordingly, basic and diluted income per share for Class A common stock and for Class B common stock is calculated as follows:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A Common Stock	Class B Common Stock	Redeemable Class A Common Stock	Non-redeemable Class A and Class B Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,706,952	$415,654	$1,634,891	$879,327
Denominator:
Weighted-average shares outstanding	30,800,000	7,500,000	13,004,444	6,994,444
Basic and diluted net income per share	$0.06	$0.06	$0.13	$0.13

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Public Warrants

As of March 31, 2022 and December 31, 2021, the Company has 7,500,000 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or February 22, 2022, twelve (12) months from the date of the closing of the IPO, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Each Placement Unit is identical to the Units offered in the IPO except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares, placement shares or Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

As of March 31, 2022 and December 31, 2021, the Company has 200,000 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to Public Warrants except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis.

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

Promissory Note — Related Party

On December 23, 2020, the Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. On February 22, 2021, the Company paid the balance of the promissory note in full from the IPO proceeds, and it is no longer available to be drawn upon.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement units. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company may pay, if requested by the Sponsor, a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. No fees were requested, paid or accrued for the quarters ended March 31, 2022 and March 31, 2021.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Placement Units (including the underlying securities), and units that may be issued upon conversion of Working Capital Loans (including the underlying securities) and Class A common stock issuable upon conversion of the founder shares, are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 800,000 shares issued and outstanding, excluding 30,000,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 7,500,000 shares issued and outstanding.

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

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO (excluding the placement units and underlying securities) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private-equivalent units and their underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$300,051,943	$300,051,943	$—	$—
	$300,051,943	$300,051,943	$—	$—
Liabilities:
Public Warrants Liability	$2,400,000	$2,400,000	$—	$—
Private Placement Warrants Liability	64,000	—	64,000	—
	$2,464,000	$2,400,000	$64,000	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$300,025,197	$300,025,197	$—	$—
	$300,025,197	$300,025,197	$—	$—
Liabilities:
Public Warrants Liability	$4,650,000	$4,650,000	$—	$—
Private Placement Warrants Liability	124,000	—	124,000	—
	$4,774,000	$4,650,000	$124,000	$—

Level 1 assets include investments in mutual funds and money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the unaudited condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Company established the initial fair value of the Public and Private Warrants on February 22, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model and modified Black-Sholes model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of December 31, 2021, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Warrants as of December 31, 2021 and reclassified the Private Warrants from Level 3 to Level 2, due to the use of the quoted price of a similar liability. For the three months ended March 31, 2022, there were no transfers between levels.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months ended March 31, 2021 and March 31, 2022:

Level 3 Warrant Liabilities
Fair Value as of January 1, 2021	$—
Initial measurement on February 22, 2021	8,397,000
Change in valuation as of March 31, 2021	(3,005,000)
Fair Value as of March 31, 2021	$5,392,000

Level 3 Warrant Liabilities
Fair Value as of January 1, 2022	$—
Change in valuation as of March 31, 2022	—
Fair Value as of March 31, 2022	$—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated in Delaware on November 23, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses in the FinTech and financial services industries. Our Sponsor is FinServ Holdings II LLC, a Delaware limited liability company.

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

Upon the closing of the IPO and the Private Placement on February 22, 2021, $300.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the IPO and the Private Placement were placed in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we have not completed an initial business combination by February 22, 2023, 24 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

For the three months ended March 31, 2022, we had a net income of $2,122,606, which included a loss from operations of $196,947, loss on investment in mutual funds of $17,193, offset by a gain from the change in fair value of warrant liabilities of $2,310,000 and interest earned on cash and marketable securities held in the Trust account of $26,746.

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

Our business activities from inception to March 31, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $0.8 million in our operating bank account and money market funds and working capital of approximately $0.9 million.

Our liquidity needs up to February 22, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor which was paid in full on February 22, 2021 from the IPO proceeds. Subsequent to the consummation of the IPO, our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the trust account. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2022, there were no amounts outstanding under any working capital loan.

We have until February 22, 2023 to complete our initial Business Combination as described in our final prospectus filed with the SEC on February 19, 2021. If we do not complete our initial Business Combination by February 22, 2023, we will begin mandatory liquidation proceedings, including the cessation of all operations and redemption of the Public Shares.

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

Administrative Services Agreement

We entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of an initial business combination or our liquidation, we will pay the sponsor a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of an initial business combination or our liquidation, we will cease paying these monthly fees. For three months ended March 31, 2022, the Company did not incur fees for these services.

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

Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the Annual Report on Form 10-K/A filed by us with the SEC on April 1, 2022.

Class A Common Stock Subject to Possible Redemption

All of the Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. We have not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 7,700,000 shares of our Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period presented.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to the previous material weakness in our internal control over financial reporting related to our accounting for complex financial instruments.

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

Changes in Internal Control over Financial Reporting

Other than as discussed elsewhere in this report, there have been no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f)) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our final prospectus for our IPO filed with the SEC on February 17, 2021 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this report, there have been no material changes to the risk factors disclosed in the above-referenced filings except the following. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2022	FINSERV ACQUISITION CORP. II

	By:	/s/ Lee Einbinder
Lee Einbinder
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 13, 2022	By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer
(Principal Financial and Accounting Officer)