Form 10-Q
period 2022-06-30
Finserv Acquisition Corp. II
filed 2022-08-12
CIK 1834336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2022, there were 30,800,000 shares of Class A common stock, par value $0.0001 per share and 7,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FINSERV ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINSERV ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$14,629	$152,443
Investment in mutual funds	496,568	998,796
Prepaid expenses	166,585	224,880
Total current assets	677,782	1,376,119
Other noncurrent assets	—	26,682
Cash and Investments held in Trust Account	300,433,019	300,025,197
Total assets	$301,110,801	$301,427,998

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$20,730	$321,157
Income tax payable	23,735	—
Total current liabilities	44,465	321,157
Warrant liability	1,232,000	4,774,000
Deferred liabilities	8,246	—
Deferred underwriting fee	10,500,000	10,500,000
Total liabilities	11,784,711	15,595,157

Commitments and Contingencies (Note 6)
Common Stock subject to possible redemption, 30,000,000 shares at $10.00 redemption value at June 30, 2022 December 31, 2021	300,123,481	300,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 800,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	80	80
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(10,798,221)	(14,167,989)
Total stockholders’ deficit	(10,797,391)	(14,167,159)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$301,110,801	$301,427,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$203,663	$227,360	$400,610	$263,583
Loss from Operations	(203,663)	(227,360)	(400,610)	(263,583)
Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	381,076	7,481	407,822	10,522
Offering costs allocated to warrants	—	—	—	(457,600)
Change in fair value of warrant liability	1,232,000	(3,848,000)	3,542,000	(843,000)
Loss on investment in mutual funds	(15,035)	—	(32,228)	—
Total other income (expense), net	1,598,041	(3,840,519)	3,917,594	(1,290,078)
Income before provision for income taxes	1,394,378	(4,067,879)	3,516,984	(1,553,661)
Provision for income taxes	(23,735)	—	(23,735)	—
Net income (loss)	$1,370,643	$(4,067,879)	$3,493,249	$(1,553,661)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	30,800,000	30,800,000	30,800,000	21,951,381
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.04	$(0.11)	$0.09	$(0.05)
Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000	7,500,000	7,248,619
Basic and diluted net income (loss) per share, Class B common stock	$0.04	$(0.11)	$0.09	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	800,000	$80	7,500,000	$750	$—	$(14,167,989)	$(14,167,159)
Net income	—	—	—	—	—	2,122,606	2,122,606
Balance as of March 31, 2022	800,000	$80	7,500,000	750	—	(12,045,383)	(12,044,553)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(123,481)	(123,481)
Net income	—	—	—	—	—	1,370,643	1,370,643
Balance as of June 30, 2022	800,000	$80	7,500,000	$750	$—	$(10,798,221)	$(10,797,391)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	7,618,750	$762	$24,238	$(761)	$24,239
Sale of 800,000 units, net of warrant liabilities, underwriting discount and offering expenses	800,000	80	—	—	7,777,920	—	7,778,000
Forfeiture of 118,750 shares due to over-allotment not exercised in full	—	—	(118,750)	(12)	12	—	—
Accretion of Class A common stock subject to possible redemption					(7,802,170)	(16,707,891)	(24,510,061)
Net income	—	—	—	—	—	2,514,218	2,514,218
Balance as of March 31, 2021	800,000	80	7,500,000	750	—	(14,194,434)	(14,193,604)
Net loss	—	—	—	—	—	(4,067,879)	(4,067,879)
Balance as of June 30, 2021	800,000	$80	7,500,000	$750	$—	$(18,262,313)	$(18,261,483)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Cash flows from operating activities:
Net income (loss)	$3,493,249	$(1,553,661)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(407,822)	(10,522)
Loss on investment in mutual funds	32,228	—
Offering costs allocated to warrants	—	457,600
Change in fair value of warrant liability	(3,542,000)	843,000
Change in deferred liabilities	8,246	—
Changes in operating assets and liabilities:
Prepaid expenses and other noncurrent assets	84,977	(363,848)
Income tax payable	23,735	—
Accrued expenses	(300,427)	189,055
Net cash used in operating activities	(607,814)	(438,376)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(300,000,000)
Proceeds from sale of mutual funds	470,000	—
Cash withdrawn from Trust Account to pay taxes	—	450
Net cash used in investing activities	470,000	(299,999,550)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discount	—	294,000,000
Proceeds from issuance of private placement warrants	—	8,000,000
Proceeds from (repayment of) promissory note – related party	—	(9,284)
Payment of offering costs	—	(250,661)
Net cash provided by financing activities	—	301,740,055

Net change in cash	(137,814)	1,302,129
Cash, beginning of the period	152,443	3,523
Cash, end of the period	$14,629	$1,305,652

Supplemental disclosure of cash flow information from financing activity:
Accretion of Class A common stock subject to possible redemption	$123,481	$24,510,061
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,500,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) which is described below, and, since the closing of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $0.5 million in its operating bank account and money markets funds and working capital of approximately $0.6 million.

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

The Company has until February 22, 2023 to complete its initial Business Combination as described in its final prospectus filed with the SEC on February 19, 2021. If the Company does not complete its initial Business Combination by February 22, 2023, it will begin mandatory liquidation proceedings, including the cessation of all operations and redemption of the Public Shares, unless the term is extended and subject to stockholder approval.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in light of the mandatory liquidation that could potentially occur within one year from the date of this report, management believes there is substantial doubt as to the Company’s ability to continue as a going concern if it does not consummate its initial Business Combination before February 22, 2023. No adjustments have been made to the carrying amounts of the assets or liabilities should the Company be required to liquidate.

Risks and Uncertainties

Management is continuing to evaluate the impacts of the COVID-19 pandemic and the ongoing conflict in Ukraine and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K and Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on March 29, 2022 and April 1, 2022, respectively, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the current year’s presentation. Such reclassifications have no effect on net income (loss) as previously reported.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had cash of $14,629 and $152,443, respectively. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks. The Company evaluated the Public Warrants and private placement warrants (the “Private Placement Warrants”, and collectively, “Warrants”, which are discussed in Note 4, Note 5, and Note 9) in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed statements of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO. Transaction costs of the IPO amounted to an aggregate of $16,792,661, of which $457,600 was allocated to expense associated with the warrant liability and $16,335,061 was charged to temporary equity.

Class A Common Stock Subject to Possible Redemption

All of the Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of June 30, 2022 and December 31, 2021 are reconciled in the following table:

Gross Proceeds	$300,000,000
Less:
Proceeds allocated to public warrants	(8,175,000)
Class A common stock issuance costs	(16,335,061)
Plus:
Accretion of carrying value to redemption value	24,510,061
Class A common stock subject to possible redemption December 31, 2021	$300,000,000
Accretion of Class A common stock subject to possible redemption	123,481
Class A common stock subject to possible redemption March 31, 2022	$300,123,481

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 1.7% and 0.0% for the three months ended June 30, 2022 and 2021, respectively, and 0.7% and 0.0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the PIPE derivative liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board Accounting ("FASB") ASC Topic 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the private placement to purchase an aggregate of 7,700,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period presented.

Accordingly, basic and diluted income (loss) per share for Class A common stock and for Class B common stock is calculated as follows:

	For the three months Ended June 30, 2022		For the three months ended June 30, 2021
	Redeemable Class A Common Stock	Non-redeemable Class A and Class B Common Stock	Redeemable Class A Common Stock	Non-redeemable Class A and Class B Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,102,240	$268,403	$(3,271,297)	$(796,582)
Denominator:
Weighted-average shares outstanding	30,800,000	7,500,000	30,800,000	7,500,000
Basic and diluted net income (loss) per share	$0.04	$0.04	$(0.11)	$(0.11)

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Redeemable Class A Common Stock	Non-redeemable Class A and Class B Common Stock	Redeemable Class A Common Stock	Non-redeemable Class A and Class B Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,809,192	$684,057	$(1,167,980)	$(385,681)
Denominator:
Weighted-average shares outstanding	30,800,000	7,500,000	21,951,381	7,248,619
Basic and diluted net income (loss) per share	$0.09	$0.09	$(0.05)	$(0.05)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Public Warrants

As of June 30, 2022 and December 31, 2021, the Company has 7,500,000 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or February 22, 2022, twelve (12) months from the date of the closing of the IPO, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

As of June 30, 2022 and December 31, 2021, the Company has 200,000 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to Public Warrants except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement units. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company may pay, if requested by the Sponsor, a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. No fees were requested, paid or accrued for the three and six months ended June 30, 2022 and 2021, respectively.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 800,000 shares issued and outstanding, excluding 30,000,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 7,500,000 shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$300,433,019	$300,433,019	$—	$—
Investments in Mutual Funds	496,568	496,568	—	—
	$300,929,587	$300,929,587	$—	$—
Liabilities:
Public Warrants Liability	$1,200,000	$1,200,000	$—	$—
Private Placement Warrants Liability	32,000	—	32,000	—
	$1,232,000	$1,200,000	$32,000	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$300,025,197	$300,025,197	$—	$—
Investments in Mutual Funds	998,796	998,796	—	—
	$301,023,993	$301,023,993	$—	$—
Liabilities:
Public Warrants Liability	$4,650,000	$4,650,000	$—	$—
Private Placement Warrants Liability	124,000	—	124,000	—
	$4,774,000	$4,650,000	$124,000	$—

Level 1 assets include investments in mutual funds and money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Company established the initial fair value of the Public and Private Warrants on February 22, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model and modified Black-Sholes model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of December 31, 2021, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Warrants as of December 31, 2021 and reclassified the Private Warrants from Level 3 to Level 2, due to the use of the quoted price of a similar liability. For the three and six months ended June 30, 2022, there were no transfers between levels.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as noted below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On August 12, 2022, the Company entered into an agreement with a consulting company (the “Advisor”) to perform such services as requested by the Company from time to time. The principal of the Advisor is the chief financial officer of the Company. The term of this Agreement shall commence on August 12, 2022 and terminate upon the earlier of: (a) termination of this engagement at will in accordance with the terms of this Agreement; or (b) the consummation of a business combination. As full compensation for the services on behalf of the Company, or any of its officers, directors, shareholders, or employees, the Company shall pay a quarterly fee of $30,000.00 (Thirty Thousand Dollars), on the last day of the calendar quarter in which the services are provided

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

The registration statement for our IPO (“IPO Registration Statement”) was declared effective on February 17, 2021. On February 22, 2021, we consummated the IPO of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $16.8 million, inclusive of $10.5 million in deferred underwriting commissions.

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

Results of Operations

For the three months ended June 30, 2022, we had a net income of $1,370,643, which included a loss from operations of $203,663, loss on investment in mutual funds of $15,035, and provision for income taxes of $23,735, offset by a gain from the change in fair value of warrant liabilities of $1,232,000 and interest earned on cash and marketable securities held in the Trust Account of $381,076.

For the six months ended June 30, 2022, we had a net income of $3,493,249, which included a loss from operations of $400,610, loss on investment in mutual funds of $32,228, and provision for income taxes of $23,735, offset by a gain from the change in fair value of warrant liabilities of $3,542,000 and interest earned on cash and marketable securities held in the Trust Account of $407,822.

For the three months ended June 30, 2021, we had a net loss of $4,067,879, which included a loss from operations of $227,360, loss from the change in fair value of warrant liabilities of $3,848,000, offset by interest earned on the Trust account of $7,481.

For the six months ended June 30, 2021, we had a net loss of $1,553,661, which included a loss from operations of $263,583, offering cost expense allocated to warrants of $457,600, loss from the change in fair value of warrant liabilities of $843,000, offset by interest earned on the Trust account of $10,522.

Our business activities from inception to June 30, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $0.5 million in our operating bank account and money market funds and working capital of approximately $0.6 million.

Our liquidity needs up to February 22, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor which was paid in full on February 22, 2021 from the IPO proceeds. Subsequent to the consummation of the IPO, our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loan.

We have until February 22, 2023 to complete our initial Business Combination as described in our final prospectus filed with the SEC on February 19, 2021. If we do not complete our initial Business Combination by February 22, 2023, we will begin mandatory liquidation proceedings, including the cessation of all operations and redemption of the Public Shares, unless the term is extended and subject to stockholder approval.

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

Administrative Services Agreement

We entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of an initial Business Combination or our liquidation, we will pay the sponsor a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of an initial Business Combination or our liquidation, we will cease paying these monthly fees. For three and six months ended June 30, 2022, we did not incur fees for these services.

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

Class A Common Stock Subject to Possible Redemption

All of the Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the condensed Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed Statements of Operations in the period of change.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material weakness in Internal Control over Financial Reporting

In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in (i) our final prospectus for our IPO, as filed with the SEC on February 17, 2021, (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 29, 2022, and (iii) our Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the SEC on May 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this report, there have been no material changes to the risk factors disclosed in the above-referenced filings except the following. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and potentially non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its IPO Registration Statement. The Company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement. We may not enter into a definitive business combination agreement within 18 months after the effective date of our IPO Registration Statement and may not complete our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern” if we do not consummate our initial Business Combination before February 22, 2023.

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management believes there is substantial doubt as to the Company’s ability to continue as a going concern if it does not consummate its initial Business Combination before February 22, 2023.

Were we considered to be a “foreign person,” we might not be able to complete an initial Business Combination with a U.S. target company if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. Our sponsor is a U.S. entity, and the managing member of our sponsor is a U.S. person. Our sponsor is not controlled by and does not have substantial ties with a non-U.S. person. However. if CFIUS has jurisdiction over our initial Business Combination, CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial Business Combination could be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 24, 2021. There has been no material change in the planned use of proceeds from the Company’s IPO and private placement as described in the IPO Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Pursuant to a letter agreement dated August 12, 2022, the Company has agreed to pay a quarterly fee of $30,000.00 to an affiliate of the Company’s Chief Financial Officer starting in the quarter ended September 30, 2022. A copy of the letter agreement is filed as an exhibit to this report.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Letter Agreement between the Company and Cooper Advisers LLC, dated August 12, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2022	FINSERV ACQUISITION CORP. II

	By:	/s/ Lee Einbinder
Lee Einbinder
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 12, 2022	By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer
(Principal Financial and Accounting Officer)