Form 10-Q
period 2022-09-30
Finserv Acquisition Corp. II
filed 2022-11-14
CIK 1834336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, there were 30,800,000 shares of Class A common stock, par value $0.0001 per share and 7,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FINSERV ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINSERV ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$202,395	$152,443
Investments in mutual funds	496,857	998,796
Prepaid expenses	92,240	224,880
Total current assets	791,492	1,376,119
Other noncurrent assets	—	26,682
Cash and investments held in Trust Account	301,363,588	300,025,197
Total assets	$302,155,080	$301,427,998

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$22,066	$321,157
Income tax payable	219,180	—
Total current liabilities	241,246	321,157
Warrant liability	231,000	4,774,000
Deferred liabilities	11,449	—
Deferred underwriting fee	10,500,000	10,500,000
Total liabilities	10,983,695	15,595,157

Commitments and Contingencies (Note 6)
Common Stock subject to possible redemption, 30,000,000 shares at approximately $10.04 and $10.00 redemption value at September 30, 2022 and December 31, 2021, respectively	301,129,746	300,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 800,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	80	80
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(9,959,191)	(14,167,989)
Total stockholders’ deficit	(9,958,361)	(14,167,159)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$302,155,080	$301,427,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$211,809	$246,995	$612,419	$510,578
Loss from Operations	(211,809)	(246,995)	(612,419)	(510,578)
Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	1,323,260	7,562	1,731,082	18,084
Offering costs allocated to warrants	—	—	—	(457,600)
Change in fair value of warrant liability	1,001,000	2,387,000	4,543,000	1,544,000
Income (loss) on investments in mutual funds	289	1,000	(31,939)	1,000
Total other income, net	2,324,549	2,395,562	6,242,143	1,105,484

Income before provision for income taxes	2,112,740	2,148,567	5,629,724	594,906
Provision for income taxes	(267,445)	—	(291,180)	—
Net income	$1,845,295	$2,148,567	$5,338,544	$594,906
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	30,800,000	30,800,000	30,800,000	24,933,333
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.05	$0.06	$0.14	$0.02
Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000	7,500,000	7,333,333
Basic and diluted net income per share, Class B common stock	$0.05	$0.06	$0.14	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	800,000	$80	7,500,000	$750	$—	$(14,167,989)	$(14,167,159)
Net income	—	—	—	—	—	2,122,606	2,122,606
Balance as of March 31, 2022	800,000	$80	7,500,000	750	—	(12,045,383)	(12,044,553)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(123,481)	(123,481)
Net income	—	—	—	—	—	1,370,643	1,370,643
Balance as of June 30, 2022	800,000	$80	7,500,000	$750	$—	$(10,798,221)	$(10,797,391)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(1,006,265)	(1,006,265)
Net income	—	—	—	—	—	1,845,295	1,845,295
Balance as of September 30, 2022	800,000	$80	7,500,000	$750	$—	$(9,959,191)	$(9,958,361)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	7,618,750	$762	$24,238	$(761)	$24,239
Sale of 800,000 units, net of warrant liabilities, underwriting discount and offering expenses	800,000	80	—	—	7,777,920	—	7,778,000
Forfeiture of 118,750 shares due to over-allotment not exercised in full	—	—	(118,750)	(12)	12	—	—
Accretion of Class A common stock subject to possible redemption					(7,802,170)	(16,707,891)	(24,510,061)
Net income	—	—	—	—	—	2,514,218	2,514,218
Balance as of March 31, 2021	800,000	80	7,500,000	750	—	(14,194,434)	(14,193,604)
Net loss	—	—	—	—	—	(4,067,879)	(4,067,879)
Balance as of June 30, 2021	800,000	$80	7,500,000	$750	$—	$(18,262,313)	$(18,261,483)
Net income	—	—	—	—	—	2,148,567	2,148,567
Balance as of September 30, 2021	800,000	$80	7,500,000	$750	$—	$(16,113,746)	$(16,112,916)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Cash flows from operating activities:
Net income	$5,338,544	$594,906
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,731,082)	(18,084)
Loss (income) on investments in mutual funds	31,939	(1,000)
Offering costs allocated to warrants	—	457,600
Change in fair value of warrant liability	(4,543,000)	(1,544,000)
Change in deferred liabilities	11,449	—
Changes in operating assets and liabilities:
Prepaid expenses and other noncurrent assets	159,322	(291,817)
Due to related party	—	30,000
Income tax payable	219,180	—
Accounts payable and accrued expenses	(299,091)	247,390
Net cash used in operating activities	(812,739)	(525,005)

Cash Flows from Investing Activities:
Investment of cash in mutual funds	—	(1,000,000)
Investment of cash in Trust Account	—	(300,000,000)
Proceeds from sale of investments in mutual funds	470,000	—
Cash withdrawn from Trust Account to pay taxes	392,691	450
Net cash provided by (used in) investing activities	862,691	(300,999,550)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discount	—	294,000,000
Proceeds from issuance of private placement warrants	—	8,000,000
Repayment of promissory note – related party	—	(9,284)
Payment of offering costs	—	(250,661)
Net cash provided by financing activities	—	301,740,055

Net change in cash	49,952	215,500
Cash, beginning of the period	152,443	3,523
Cash, end of the period	$202,395	$219,023

Supplemental disclosure of cash flow information from financing activity:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) which is described below, and, since the closing of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $0.2 million in its operating bank account and money markets funds and working capital of approximately $0.8 million (excluding tax payable).

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

Risks and Uncertainties

Management is continuing to evaluate the impacts of the COVID-19 pandemic and the ongoing conflict in Ukraine and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K and Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on March 29, 2022 and April 1, 2022, respectively, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had cash of $202,395 and $152,443, respectively. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks. The Company evaluated the Public Warrants and private placement warrants (the “Private Placement Warrants”, and collectively, “Warrants”, which are discussed in Note 3, Note 4, and Note 8) in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed statements of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as other expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO. Transaction costs of the IPO amounted to an aggregate of $16,792,661, of which $457,600 was allocated to expense associated with the warrant liability and $16,335,061 was charged to temporary equity.

Class A Common Stock Subject to Possible Redemption

All of the Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of September 30, 2022 and December 31, 2021 are reconciled in the following table:

Gross Proceeds	$300,000,000
Less:
Proceeds allocated to public warrants	(8,175,000)
Class A common stock issuance costs	(16,335,061)
Plus:
Accretion of carrying value to redemption value	24,510,061
Class A common stock subject to possible redemption December 31, 2021 and March 31, 2022	$300,000,000
Accretion of Class A common stock subject to possible redemption	123,481
Class A common stock subject to possible redemption June 30, 2022	$300,123,481
Accretion of Class A common stock subject to possible redemption	1,006,265
Class A common stock subject to possible redemption September 30, 2022	$301,129,746

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 12.7% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and 5.2% and 0.0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the PIPE derivative liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board Accounting (“FASB”) ASC Topic 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the private placement to purchase an aggregate of 7,700,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

Accordingly, basic and diluted income per share for Class A common stock and for Class B common stock is calculated as follows:

	For the three months Ended September 30, 2022		For the three months ended September 30, 2021
	Redeemable Class A Common Stock	Non-redeemable Class A and Class B Common Stock	Redeemable Class A Common Stock	Non-redeemable Class A and Class B Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,483,945	$361,350	$1,727,829	$420,738
Denominator:
Weighted-average shares outstanding	30,800,000	7,500,000	30,800,000	7,500,000
Basic and diluted net income per share	$0.05	$0.05	$0.06	$0.06

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
	Redeemable Class A Common Stock	Non-redeemable Class A and Class B Common Stock	Redeemable Class A Common Stock	Non-redeemable Class A and Class B Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,293,137	$1,045,407	$459,700	$135,206
Denominator:
Weighted-average shares outstanding	30,800,000	7,500,000	24,933,333	7,333,333
Basic and diluted net income per share	$0.14	$0.14	$0.02	$0.02

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, except for warrant liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Public Warrants

As of September 30, 2022 and December 31, 2021, the Company has 7,500,000 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or February 22, 2022, twelve (12) months from the date of the closing of the IPO, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

As of September 30, 2022 and December 31, 2021, the Company has 200,000 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to Public Warrants except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement units. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company may pay, if requested by the Sponsor, a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. No fees were requested, paid or accrued for the three and nine months ended September 30, 2022 and 2021.

Consulting Agreement

On August 12, 2022, the Company entered into an agreement with a consulting company (the “Advisor”) to perform such services as requested by the Company from time to time. The principal of the Advisor is the chief financial officer of the Company. The term of this Agreement shall commence on August 12, 2022 and terminate upon the earlier of: (a) termination of this engagement at will in accordance with the terms of this Agreement; or (b) the consummation of a business combination. As full compensation for the services on behalf of the Company, or any of its officers, directors, shareholders, or employees, the Company shall pay a quarterly fee of $30,000. During the three and nine months ended September 30, 2022, the Company paid and recorded $30,000 such fees.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 800,000 shares issued and outstanding, excluding 30,000,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 7,500,000 shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$301,363,588	$301,363,588	$—	$—
Investments in mutual funds	496,857	496,857	—	—
	$301,860,445	$301,860,445	$—	$—
Liabilities:
Public Warrants Liability	$225,000	$225,000	$—	$—
Private Placement Warrants Liability	6,000	—	6,000	—
	$231,000	$225,000	$6,000	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$300,025,197	$300,025,197	$—	$—
Investments in mutual funds	998,796	998,796	—	—
	$301,023,993	$301,023,993	$—	$—
Liabilities:
Public Warrants Liability	$4,650,000	$4,650,000	$—	$—
Private Placement Warrants Liability	124,000	—	124,000	—
	$4,774,000	$4,650,000	$124,000	$—

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

The Company established the initial fair value of the Public and Private Warrants on February 22, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model and modified Black-Sholes model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of December 31, 2021, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Warrants as of December 31, 2021 and reclassified the Private Warrants from Level 3 to Level 2, due to the use of the quoted price of a similar liability. For the three and nine months ended September 30, 2022, there were no transfers between levels.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

For the three months ended September 30, 2022, we had a net income of $1,845,295, which included income on investments in mutual funds of $289, a gain from the change in fair value of warrant liabilities of $1,001,000 and interest earned on cash and marketable securities held in the Trust Account of $1,323,260, offset by a loss from operations of $211,809 and provision for income taxes of $267,445.

For the nine months ended September 30, 2022, we had a net income of $5,338,544, which included a gain from the change in fair value of warrant liabilities of $4,543,000 and interest earned on cash and marketable securities held in the Trust Account of $1,731,082, offset by a loss on investments in mutual funds of $31,939, a loss from operations of $612,419, and provision for income taxes of $291,180.

For the three months ended September 30, 2021, we had a net income of $2,148,567, which included a gain from the change in fair value of warrant liabilities of $2,387,000, interest earned on the Trust account of $7,562 and income on investments in mutual funds of $1,000, offset by a loss from operations of $246,995.

For the nine months ended September 30, 2021, we had a net income of $594,906, which included a gain from the change in fair value of warrant liabilities of $1,544,000, interest earned on the Trust account of $18,084 and income on investments in mutual funds of $1,000, offset by a loss from operations of $510,578 and offering cost expense allocated to warrants of approximately $457,600.

Our business activities from inception to September 30, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $0.2 million in our operating bank account and money market funds and working capital of approximately $0.8 million (excluding tax payable).

Our liquidity needs up to February 22, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor which was paid in full on February 22, 2021 from the IPO proceeds. Subsequent to the consummation of the IPO, our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loan.

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

Administrative Services Agreement

We entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of an initial Business Combination or our liquidation, we will pay the sponsor a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of an initial Business Combination or our liquidation, we will cease paying these monthly fees. For three and nine months ended September 30, 2022, we did not incur fees for these services.

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

Class A Common Stock Subject to Possible Redemption

All of the Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Net Income Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. We have not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 7,700,000 shares of our Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures deigned to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS.

As of the date of this report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in (i) our final prospectus for our IPO, as filed with the SEC on February 17, 2021, (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 29, 2022, (iii) our Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the SEC on May 13, 2022, and (iv) our Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 12, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2022	FINSERV ACQUISITION CORP. II

	By:	/s/ Lee Einbinder
Lee Einbinder
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer
(Principal Financial and Accounting Officer)