Form 10-K
period 2022-12-31
Finserv Acquisition Corp. II
filed 2023-03-31
CIK 1834336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Capital Market was $294,000,000.

As of March 30, 2023 there were 13,259,002 shares of Class A common stock, par value $0.0001 per share and one share of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Adviser” are to the consulting company we entered into an agreement with on August 12, 2022, pursuant to which the consulting company performs such services as requested by us from time to time;

●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors (who have an indirect interest in the securities owned by our sponsor (as defined below)) and who are not affiliated with any member of our management team, who could (but were not required to) have purchased an aggregate of approximately $98 million of units in our initial public offering (as defined below), as further described herein;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Barclays” and “Citigroup” are to Barclays Capital Inc. and Citigroup Global Markets Inc., respectively, the representatives of the underwriters in our initial public offering;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Charter Amendment” are to the amendment to our amended and restated certificate of incorporation that we filed with the Secretary of State of the State of Delaware on February 21, 2023;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 30-month period, from the closing of the initial public offering to August 22, 2023, that the Company has to consummate an initial business combination (or such earlier date as determined by the board), which 30-month period constitutes a six-month extension from the 24-month period for consummating an initial business combination that existed prior to the date of the Charter Amendment;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to FinServ Acquisition Corp. II, a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“conversion shares” are to the 7,499,999 shares of Class A common stock issued to our sponsor upon the conversion of an equal number of shares of Class B common stock on January 30, 2023;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FinServ I” are to FinServ Acquisition Corp., a Delaware corporation and SPAC (as defined below) that completed its initial business combination with Katapult Holdings, Inc. on June 9, 2021;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor in the private placement (as defined below), the conversion shares and the share of Class A common stock to be issued upon the automatic conversion of the share of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on February 22, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of units (as defined below) that occurred simultaneously with the completion of our initial public offering;

●	“private placement shares” are to the shares of our common stock included within the private placement units (as defined below);

●	“private placement units” are to the units issued to our sponsor in the private placement;

●	“private placement warrants” are to the warrants included within the private placement units;

●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public units” are to the units sold in our initial public offering, which consist of one public share and one-quarter of one public warrant;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statements on Form S-1 initially filed with the SEC (as defined below) on February 2, 2021 and February 17, 2021, respectively, as amended, and declared effective on February 17, 2021 (File Nos. 333-252672 and 333-253231);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Special Meeting” are to the special meeting in lieu of the 2022 annual meeting of our stockholders that was held on February 20, 2023;

●	“sponsor” are to FinServ Holdings II LLC, a Delaware limited liability company;

●	“trust account” are to the U.S.-based trust account in which an amount of $300,000,000 from the net proceeds of the sale of the units in the initial public offering and the private placement units was placed following the closing of the initial public offering;

●	“units” are to the public units and the private placement units;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Lee Einbinder, our Chief Executive Officer, and Howard Kurz, our President, who have over 30 years of experience in the financial services and financial technology (“FinTech”) industries.

Charter Amendment

On February 20, 2023, at the Special Meeting, our stockholders approved the Charter Amendment by which we extended our Combination Period from February 22, 2023 to August 22, 2023 (or such earlier date as determined by the board), with stockholders holding 25,040,997 shares of our Class A common stock exercising their right to redeem such shares for a pro rata portion of the funds in the trust account. If our initial business combination is not consummated during this Combination Period ending August 22, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Common Stock Conversion

On January 30, 2023, we issued an aggregate of 7,499,999 shares of Class A common stock to our sponsor upon the conversion of an equal number of shares of Class B common stock. These conversion shares are subject to the same restrictions as applied to the Class B common stock before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the conversion, our sponsor was the beneficial owner of 8,299,999 shares of our Class A common stock and one share of our Class B common stock.

Business Strategy

We have primarily focused our efforts in identifying businesses in the FinTech and financial services industries, with particular emphasis on businesses that offer a differentiated technology platform and/or products for interfacing with the financial services sector, including digital assets, capital markets trading and infrastructure, payments, traditional and alternative asset managers, wealth management, specialty finance companies, insurance and real estate services. Over the past several years, there has been a rise in the level of sophistication and interconnectivity between innovative technology and financial services providers, and we expect this trend to continue and accelerate. We believe that there are many potential targets within the FinTech and financial services sectors that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics that range from very high growth innovative companies to more mature businesses with established franchises, recurring revenues and strong cash flows.

There has been significant disruption and change in the delivery of financial services in recent years, and we seek companies that are involved with, among others:

●	point of sale payment platforms;

●	banking technology;

●	payments processing for consumers and businesses;

●	digital assets and blockchain technology;

●	wealth management and technology;

●	exchanges and trading platforms;

●	big data moving to the cloud, application programming interface, data security;

●	mortgage technology and services;

●	insurance technology and services;

●	regulatory technology for financial services; and

●	real estate and prop tech services.

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

We have not limited and do not intend to limit our search to one segment of the FinTech and financial services ecosystem, but instead target a wide variety of companies that deliver a solution or product to the financial services end-market. We believe that our extensive experience and demonstrated success in advising and investing in businesses in this industry provides us with a unique set of capabilities that will be utilized in generating stockholder returns.

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

We believe that the wide networks of our management team will deliver access to a broad spectrum of opportunities across the FinTech and financial services landscape. In addition to any potential business candidates we may identify on our own, other target business candidates have been brought and we anticipate they will continue to be brought to our attention from various unaffiliated sources, including investment market participants, private equity and venture capital funds, and large business enterprises seeking to divest non-core assets or divisions.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that meets some but not all of these criteria and guidelines. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. We seek to acquire companies that we believe:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our stockholder communications related to our initial business combination, which, as discussed in the Registration Statement, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a company with an enterprise value significantly above the net proceeds of our initial public offering and the sale of the private placement units. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement to raise additional funds, or a combination of the foregoing. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.

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

Each of our officers and directors presently has fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Members of our management team may become officers or directors of other special purpose acquisition companies before we have entered into a definitive agreement regarding our initial business combination.

In addition, members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they, in the exercise of their respective business judgement, deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not have an employment agreement with any member of our management team.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or February 22, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c)  in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination in the amount of $50,340,835.36 as of February 28, 2023, assuming no further redemptions, after payment of $10,500,000 of deferred underwriting fees and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We will effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we may target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. We pay our sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support. We reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

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

Potential target companies with whom we may engage in discussions after the closing of the offering may have had prior discussions with other blank check companies, bankers in the industry and/or other professional advisors including blank check companies with which our executive officers or board of directors were affiliated. We may pursue transactions with such potential targets (i) if such other blank check companies are no longer pursuing transactions with such potential targets, (ii) if we become aware that such potential targets are interested in a potential initial business combination with us and (iii) if we believe such transactions would be attractive to our stockholders. We have not contacted any of the prospective target businesses that FinServ I considered and rejected while it was a blank check company searching for target businesses with which to consummate an initial business combination. However, we may contact such targets if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders.

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

In evaluating a prospective business target, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, in-depth assessment of the management talent, document reviews, interviews of customers and suppliers, inspection of facilities, assessment of the organization readiness for public company status, as well as a review of financial and other information that will be made available to us.

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

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.12 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and private placement shares and any public shares held by them in connection with the completion of our initial business combination. In addition, the Company has agreed that, to mitigate the current uncertainty surrounding the implementation of the Inflation Reduction Act of 2022, funds held in the trust account, including any interest thereon, will not be used to pay for any excise tax liabilities with respect to any future redemptions prior to or in connection with the extension of the Combination Period from February 22, 2023 to August 22, 2023, an initial business combination or liquidation of the Company.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ conversion shares, founder shares and private placement shares, we would not need any of the 4,959,003 public shares sold in our initial public offering and currently outstanding to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved, unless otherwise required under applicable law. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”). Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until August 22, 2023, the end of the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provided that we would have only until February 22, 2023, or 24 months from the closing of our initial public offering, to complete our initial business combination. At the Special Meeting held on February 20, 2023, our stockholders approved the Charter Amendment, by which the Combination Period was extended from February 22, 2023 to August 22, 2023, or such earlier date as is determined by our board of directors. We filed the Charter Amendment with the Secretary of State of the State of Delaware on February 21, 2023.

If we are unable to complete our initial business combination during the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination during the Combination Period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination during the Combination Period. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination during the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination during the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination during the Combination Period, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $610,672 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose.

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

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.12, as of December 31, 2022. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.12. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we have access to up to approximately $610,672 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2022, the amount held outside of the trust account was $610,672.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination during the Combination Period, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination during the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination during the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.12 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination during the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination during the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

Our units, Class A common stock, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, U.S. GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or February 22, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.12 per share;

●

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination during the Combination Period, our public stockholders may receive only approximately $10.12 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	in March, 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on February 21, 2023, we instructed the trustee to liquidate the investments held in the trust account on February 22, 2023, and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

●	there is substantial doubt about our ability to continue as a “going concern”; and

●	the removal of $254,201,239.56 from the trust account in connection with the Charter Amendment may make the Company a less attractive candidate to potential targets of a business combination.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 29, 2022,(iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 13, 2022, August 12, 2022 and November 14, 2022, respectively and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on January 30, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Our units, public shares and public warrants are each traded on Nasdaq under the symbols FSRXU, FSRX, and FSRXW, respectively. Our units commenced public trading on February 18, 2021, and our public shares and public warrants commenced separate public trading on April 12, 2021.

(b)	Holders

On March 30, 2023, there were two holders of record of our units, one holder of record of shares of our Class A common stock and one holder of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 24, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement. Our specific investments in our trust account may change from time to time.

On February 21, 2023, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in Delaware on November 23, 2020 for the purpose of effecting a business combination with one or more businesses. Our sponsor is FinServ Holdings II LLC, a Delaware limited liability company.

The Registration Statement was declared effective on February 17, 2021. On February 22, 2021, we consummated the IPO of 30,000,000 units, at $10.00 per unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $16.8 million, inclusive of $10.5 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, we consummated the private placement of 800,000 private placement units at a price of $10.00 per unit to the sponsor, generating gross proceeds of approximately $8.0 million.

Upon the closing of the IPO and the private placement on February 22, 2021, $300.0 million ($10.00 per unit) of the net proceeds of the sale of the units in the IPO and the private placement was placed in the trust account, a trust account located in the United States with Continental, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

If we have not completed an initial business combination during the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

On January 30, 2023, we issued an aggregate of 7,499,999 shares of Class A common stock to our sponsor upon the conversion of an equal number of shares of Class B common stock. These conversion shares are subject to the same restrictions as applied to the Class B common stock before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the conversion, our sponsor was the beneficial owner of 8,299,999 shares of our Class A common stock and one share of our Class B common stock.

On February 9, 2023, we entered into a non-redemption agreement with the sponsor and with one or more unaffiliated parties in exchange for such parties’ agreement not to redeem an aggregate of 4,850,000 public shares in connection with the Special Meeting. In exchange for the agreement not to redeem their shares, the sponsor agreed to transfer to the unaffiliated parties an aggregate of 1,000,000 shares of our common stock held by the sponsor immediately following the consummation of an initial business combination if they continue to hold such non-redeemed shares through the Special Meeting. In addition, we agreed that, to mitigate the current uncertainty surrounding the implementation of the Inflation Reduction Act of 2022, funds held in the trust account, including any interest thereon, will not be used to pay for any excise tax liabilities with respect to any future redemptions prior to or in connection with the extension of the Combination Period to August 22, 2023, an initial business combination or our liquidation.

On February 20, 2023, we held the Special Meeting, at which our stockholders approved the Charter Amendment to extend the end of the Combination Period from February 22, 2023, to August 22, 2023, or such earlier date as determined by our board of directors. We filed the Charter Amendment with the Secretary of State of the State of Delaware on February 21, 2023. In connection with the Charter Amendment, stockholders holding 25,040,997 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $254,201,239.56 (approximately $10.15 per share) was removed from the trust account to pay such holders.

On February 21, 2023, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

Results of Operations

For the year ended December 31, 2022, we had net income of approximately $7.3 million, which included a gain from the change in fair value of warrant liability of approximately $4.7 million and interest earned on cash and marketable securities held in trust account of approximately $4.3 million, offset by a loss on investment in mutual funds of $29,388, a loss from operations of $836,341, and provision for income taxes of $808,562.

For the year ended December 31, 2021, we had net income of approximately $2.5 million, which consisted of a $3.6 million unrealized gain on change in fair value of warrant liability, $25,647 of interest earned on cash and marketable securities held in trust account, offset by approximately $0.6 million of formation and operating costs, approximately $0.5 in million offering costs, and $1,204 on loss on investment in mutual funds.

Our business activities from inception to December 31, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a business combination.

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $0.06 million in our operating bank account and money market funds and working capital of approximately $0.6 million (excluding tax payable).

Our liquidity needs up to February 22, 2021 had been satisfied through a capital contribution from the sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor which was paid in full on February 22, 2021 from the IPO proceeds. Subsequent to the consummation of the IPO, our liquidity needs have been satisfied through the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

We have until August 22, 2023 to complete our initial business combination. If we do not complete our initial business combination by August 22, 2023, the end of the Combination Period, we will begin mandatory liquidation proceedings, including the cessation of all operations and redemption of the public shares, unless the term is extended and subject to stockholder approval.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, we will be using these funds held outside of the trust account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination. However, in light of the mandatory liquidation that could potentially occur within one year from the date of this filing, management believes there is substantial doubt as to our ability to continue as a going concern if we do not consummate our initial business combination before August 22, 2023.

Administrative Services Agreement

We entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of an initial business combination or our liquidation, we pay the sponsor a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of an initial business combination or our liquidation, we will cease paying these monthly fees. For year ended December 31, 2022, we did not incur fees for these services.

Consulting Agreement

On August 12, 2022, we entered into an agreement with the Advisor to perform such services as requested by us from time to time. The principal of the Advisor is our Chief Financial Officer. The term of the agreement commenced on August 12, 2022 and will terminate upon the earlier of (a) termination of this engagement at will in accordance with the terms of the agreement; or (b) the consummation of a business combination. As full compensation for the services on behalf of the Company, or any of its officers, directors, shareholders, or employees, we pay a quarterly fee of $30,000 to the Advisor. During the year ended December, 2022, we paid and recorded $60,000 such fees.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Estimates

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

Except as set forth below, there have been no significant changes in our critical accounting estimates as discussed in the Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021, as filed with the SEC on April 1, 2022.

Class A Common Stock Subject to Possible Redemption

All of the shares of Class A common stock sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480-10-S99, (“ASC 480”), redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2022 and 2021, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Warrant Liability

We evaluated the warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815”), and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Net Income (Loss) per Share of Common Stock

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. We have not considered the effect of the warrants sold in the IPO and the private placement to purchase an aggregate of 7,700,000 shares of our Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Lee Einbinder	62	Chief Executive Officer and Director
Howard Kurz	65	President and Director
Steven Handwerker	35	Chief Financial Officer
Robert Matza	66	Director
David Smilow	61	Director
Val Soranno Keating	59	Director
Michael Vaughan	47	Director

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

Robert Matza, who has served as one of our directors since February 2021, retired as President, Partner and member of the Executive Committee of GoldenTree in 2019 after almost 14 years at the firm. Mr. Matza joined GoldenTree in 2006 and managed GoldenTree’s business management infrastructure, which provides operational support to GoldenTree’s investment products and client franchise. During his time at GoldenTree, Mr. Matza was part of the senior management team that oversaw significant growth in assets under management (from approximately $7 billion to over $30 billion), long only and alternatives (private equity and hedge funds), product lines and personnel. Prior to GoldenTree, Mr. Matza served as President and Chief Operating Officer of Neuberger Berman, Inc., as well as a member of its Board of Directors and Executive Committee, and following its acquisition by Lehman Brothers, a member of Lehman Brothers’ Management and Investment Committees. He joined Neuberger Berman in 1999 as a Principal, and led the team that successfully completed the initial public offering of Neuberger Berman in November of that same year. Between 2000 and 2003, he negotiated and completed several acquisitions and lift outs. In 2003, Mr. Matza negotiated the $2.6 billion sale of the company to Lehman Brothers. Assets under management grew from approximately $55 billion to over $107 billion from the time that Mr. Matza joined Neuberger Berman, until he left at the end of 2005. Mr. Matza’s industry experience prior to 1996 includes 16 years with Lehman Brothers and its predecessor companies, where he last served as Managing Director, Chief Financial Officer and a member of the Operating and Investment Committees. In 1996, he joined Travelers Group as its Treasurer and became Deputy Treasurer of Citigroup after Travelers and Citicorp merged in 1998. While at Citigroup, he served on the Finance, Investment and Merger & Acquisition Committees. He began his professional career at Coopers and Lybrand. Mr. Matza currently serves on the Board of Managers (as well as audit and compensation committees) of AG Artemis Holding LP, the holding company of Advisor Group Inc., a privately owned network of independent broker-dealers that was purchased by a private equity firm for $2.3 billion in 2019. Mr. Matza earned his bachelor’s degree from the State University of New York at Albany, his MBA in Finance from New York University and he is a Certified Public Accountant. We believe Mr. Matza is well qualified to serve as one of our directors due to his asset management, investment and mergers and acquisition experience in the financial industry.

David Smilow, who has served as one of our directors since February 2021, has over his career managed portfolios of alternative fixed income assets and secured investments, including railcars, real estate securities, and distressed assets. He has also sponsored and been an officer or director of numerous related start-up companies. Mr. Smilow is a founder and partner of ITE Management, which manages roughly $1.5 billion invested in transportation assets. From 2006 to the present, he has been Founder and Managing Partner at D.Aaron Asset Management, a venture capital and angel investing platform. From 2001 to 2011, Mr. Smilow was the Founder and Chairman of Jefferson National Financial (“JNF”), an insurance company offering variable annuity and other retirement products. Mr. Smilow oversaw investment activities and strategic planning for JNF, which is now part of 1st Nationwide. In addition, Mr. Smilow was the Founder, Chairman, Chief Executive Officer and Chief Information Officer of TeleBanc (now E*Trade Bank) from 1989 to 2001. Under his direction, TeleBanc became among the largest Internet banks worldwide before its sale to E*Trade in 1999. Prior to founding TeleBanc, Mr. Smilow was a fixed income portfolio manager and trader at Goldman Sachs and Drexel Burnham Lambert. He has also taught and lectured at Harvard Business School, New York University, and The Johns Hopkins University. Mr. Smilow holds a bachelor’s degree in Economics from The Johns Hopkins University and an MBA from Harvard Business School. We believe Mr. Smilow is well qualified to serve as one of our directors due to his asset management, investment and operational experience in the financial and FinTech industry.

Val Soranno Keating, who has served as one of our directors since February 2021, has been senior advisor to a number of private equity firms in the U.S. and Europe since 2017. From 2009 through 2015, she was a member of the Group Executive Committee and the Chief Executive Officer of Barclaycard, the global payments division of Barclays. Before joining Barclays, Ms. Soranno Keating held a variety of executive positions and was a member of the Global Management Team at American Express Company (NYSE:AXP) from 1993 through 2009 including President, Travelers Cheques & Prepaid Services, Executive Vice President Global Commercial Services, Executive Vice President Global Merchant Services, Emerging Global Businesses & Network Expansion, and Vice President Corporate Strategic Planning. Prior to that, she was a management consultant at AT Kearney, Inc. from 1985 through 1991, and at the Amherst Group Limited from 1991 through 1993. Ms. Soranno Keating has served on a number of boards over the course of her career, including American Express Incentive Services from 2001 through 2007, Travelers Cheques Associates Ltd. from 2002 through 2007, Harbor Payments, Inc. from 2008 through 2009, Barclays Bank of Delaware as Chairman of the Board from 2010 through 2015, Visa Europe from 2011 through 2015, Apexx Fintech Limited from 2017 to 2020, Engage People Inc. since 2018, OneMain Holdings, Inc. (NYSE:OMF) since 2018, CPI Card Group, Inc. (OTCQX: PMTS) since 2018, and Billhighway Management LLC since 2021. She holds a bachelor’s degree in Finance and Business Administration from the Lehigh University College of Business. We believe Ms. Soranno Keating is well qualified to serve as one of our directors due to her operational and consulting experience in the financial industry.

Michael Vaughan, who has served as one of our directors since February 2021, has since 2022 been an Operating Partner at Stripes, a growth-stage consumer and enterprise software venture capital fund, where his focus is on investing in and advising growth-stage fintech businesses. Previously he was a venture partner at Oak HC/FT from 2019 to 2022 and prior to that served from 2011 to 2019 as Chief Operating Officer at Venmo, a mobile payments system owned by PayPal (NASDAQ:PYPL) since 2013. As one of Venmo’s earliest employees, he helped lead the company from its Series A funding round in 2011 through two strategic acquisitions. Prior to Venmo, Mr. Vaughan played a pivotal role in growing innovative companies in the wireless space, financial services industry, and event ticketing market. He holds a bachelor’s degree in Economics from The Wharton School at the University of Pennsylvania. Since 2019, he has served on the board of Stem Disintermedia Inc., an arts royalty and payments platform. We believe Mr. Vaughan is well qualified to serve as one of our directors due to his operational experience with early- and growth- stage FinTech companies as well as his venture capital experience.

Number and Terms of Office of Officers and Directors

We currently have six (6) directors. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time.  Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The Special Meeting held on February 20, 2023 was held in lieu of our first annual meeting of our stockholders. The term of office of the first class of directors, consisting of Mr. Smilow and Mr. Vaughan, will expire at our fourth annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Matza and Ms. Soranno Keating, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Einbinder and Kurz, will expire at the third annual meeting of stockholders.

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

●

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

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

It is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Matza, Vaughan, Smilow and Ms. Soranno Keating. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Except as indicated below, none of our officers has received any cash compensation for services rendered to us.

On August 12, 2022, we entered into an agreement with the Adviser to perform such services as requested by us from time to time. The principal of the Advisor is our Chief Financial Officer. The agreement commenced on August 12, 2022 and will terminate upon the earlier of: (a) termination of the engagement at will in accordance with the terms of the agreement; or (b) the consummation of a business combination. As full compensation for the services on behalf of the Company, or any of its officers, directors, shareholders, or employees, we paya quarterly fee of $30,000 to the Advisor. During the year ended December 31, 2022, we paid and recorded $60,000 in such fees.

We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals and entities are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, advisors or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination. After the completion of our initial business combination, officers or directors who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 13,259,003 shares of our common stock, consisting of (i) 13,259,002 shares of our Class A common stock and (ii) one share of our Class B common stock, issued and outstanding as of March 30, 2023. On all matters to be voted upon, except for the election of directors of the board prior to our initial business combination, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class, unless otherwise required under applicable law. Currently, the one outstanding share of Class B common stock is convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
FinServ Holdings II LLC (2)(3)(4)	8,299,999	62.6%	1	100%	62.6%
Lee Einbinder (2)	8,299,999	62.6%	1	100%	62.6%
Howard Kurz	—	—	—	—	—
Steven Handwerker	—	—	—	—	—
Robert Matza	—	—	—	—	—
David Smilow	—	—	—	—	—
Val Soranno Keating	—	—	—	—	—
Michael Vaughan	—	—	—	—	—
All executive officers and directors as a group (7 individuals)	8,299,999	62.6%	1	100%	62.6%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Ellenoff Grossman & Schole LLP, 1345 Avenue of the Americas, New York, New York 10105.

(2)	FinServ Holdings II LLC, our sponsor, is the record holder of the securities reported herein. Lee Einbinder, our Chief Executive Officer, is the sole managing members of our sponsor and has voting and investment discretion with respect to the common stock held by our sponsor. As such, he may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Each of our officers, directors and director nominees is or will be, directly or indirectly, a member of our sponsor.

(3)	Ellenoff Grossman & Schole LLP, the company’s counsel, has received an interest in our sponsor as compensation for its services in lieu of a cash payment for fees relating to our initial public offering.

(4)	Certain third parties signed non-redemption agreements for 1,000,000 founder shares.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In December 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 7,187,500 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (excluding the private placement units and underlying securities). In February 2021, we effected a stock dividend of 0.06 shares for each share of Class B common stock outstanding, resulting in the sponsor holding an aggregate number of 7,618,750 founder shares, including an aggregate of up to 993,750 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On February 22, 2021, as a result of the underwriters’ election to partially exercise their over-allotment option, a proportionate number of founder shares, aggregating 118,750, were forfeited, resulting in the sponsor holding an aggregate of 7,500,000 founder shares.

On January 30, 2023, we issued an aggregate of 7,499,999 shares of Class A common stock to our sponsor upon the conversion of an equal number of shares of Class B common stock. These conversion shares are subject to the same restrictions as applied to the Class B common stock before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the conversion, our sponsor was the beneficial owner of 8,299,999 shares of our Class A common stock and one share of our Class B common stock.

Our anchor investors purchased an aggregate of $98 million (or approximately 39.2%) of the units in our initial public offering at the offering price and we have agreed to direct the underwriters to offer to the anchor investors such amount of units. Further, each of the anchor investors has entered into a separate agreement with our sponsor pursuant to which such anchor investor has agreed to purchase an indirect interest in founder shares and private placement units upon closing of our initial public offering. Each anchor investor has agreed with our sponsor that, if such anchor investor (a) does not own the number of shares of Class A common stock included as part of the units it purchased in our initial public offering (such number of shares referred to as such anchor investor’s “initial share allocation”) (i) at the time of any stockholder vote with respect to an initial business combination or (ii) on the business day immediately prior to the consummation of our initial business combination or (b) redeems all or a portion of such shares of Class A common stock in connection with an initial business combination such that as of the time of such initial business combination it does not own a number of shares at least equal to its initial share allocation, the allocation of founder shares to such anchor investor will be reduced proportionately based on the percentage of such anchor investor’s initial share allocation the anchor investor has redeemed or sold. In addition, our anchor investors have agreed that, if our sponsor’s managing member deems it necessary in order to facilitate an initial business combination for our sponsor to forfeit, transfer, exchange or amend the terms of all or any portion of its founder shares or private placement units or to enter into any other arrangements with respect to such securities, our anchor investors will be subject to the same changes on a pro rata basis. The anchor investors have not been granted any material additional stockholder or other rights and are only being issued membership interests in our sponsor with no right to control our sponsor or vote or dispose of their allocable founder shares or private placement units (which will continue to be held by our sponsor until following our initial business combination). Further, the anchor investors are not required to: (i) other as described above, hold any units, shares or warrants they may have purchased in our initial public offering or thereafter for any amount time, (ii) vote any shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination.

Because these expressions of interest are not binding agreements or commitments to purchase, our anchor investors may have determined to purchase more, fewer or no units in our initial public offering. In addition, the underwriters may have determined to sell more, fewer or no units to our anchor investors. In the event that our anchor investors purchase such units (either in our initial public offering or after) and vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, our anchor investors are not required to vote their public shares in favor of any initial business combination. Since our anchor investors will not receive the founder shares to which they are entitled until the closing of our initial business combination, they will not be able to vote such shares prior to the closing of our initial business combination.

 Our sponsor purchased an aggregate of 800,000 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $8,000,000. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, private placement shares or placement warrants, which will expire worthless if we do not consummate a business combination with the Combination Period.

We pay our sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support commencing on April 1, 2021. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals and entities are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On August 12, 2022, we entered into an agreement with the Adviser to perform such services as requested by us from time to time. The principal of the Advisor is our Chief Financial Officer. The agreement commenced on August 12, 2022 and will terminate upon the earlier of: (a) termination of the engagement at will in accordance with the terms of the agreement; or (b) the consummation of a business combination. As full compensation for the services on behalf of the Company, or any of its officers, directors, shareholders, or employees, we paya quarterly fee of $30,000 to the Advisor. During the year ended December 31, 2022, we paid and recorded $60,000 in such fees.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay any such Working Capital Loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such Working Capital Loans but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the private placement units. Other than as described above, the terms of such Working Capital Loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

The holders of the founder shares, private placement units, and units that may be issued upon conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of our initial public offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $70,133 and $83,290 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and December 31, 2021 we did not pay Withum any audit-related fees.

Tax Fees

For the years ended December 31, 2022 and 2021, fees for services rendered to us for tax compliance, tax advice and tax planning by Withum were approximately $5,750 and $5,750, respectively.

All Other Fees

We did not pay Withum for any other services for the years ended December 31, 2022 and December 31, 2021.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

FINSERV ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

FinServ Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FinServ Acquisition Corp. II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 22, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 30, 2023
PCAOB ID 100

FINSERV ACQUISITION CORP. II

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$61,264	$152,443
Investments in mutual funds	549,408	998,796
Prepaid expenses	31,621	224,880
Total Current Assets	642,293	1,376,119

Other noncurrent assets	—	26,682
Cash and investments held in Trust Account	303,511,593	300,025,197
TOTAL ASSETS	$304,153,886	$301,427,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$46,696	$321,157
Income tax payable	401,562	—
Total Current Liabilities	448,258	321,157

Warrant liability	77,000	4,774,000
Deferred liabilities	18,992	—
Deferred underwriting fee	10,500,000	10,500,000
Total Liabilities	11,044,250	15,595,157

Commitments and Contingencies
Common stock subject to possible redemption, 30,000,000 shares at approximately $10.11 and $10.00 redemption value at December 31, 2022 and 2021, respectively	303,211,829	300,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 800,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) at December 31, 2022 and 2021	80	80
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding at December 31, 2022 and 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(10,103,023)	(14,167,989)
Total Stockholders’ Deficit	(10,102,193)	(14,167,159)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$304,153,886	$301,427,998

The accompanying notes are an integral part of the financial statements.

FINSERV ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Formation and operating costs	$836,341	$649,181
Loss from operations	(836,341)	(649,181)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	4,254,086	25,647
Offering costs allocated to warrants	—	(457,600)
Change in fair value of warrant liability	4,697,000	3,623,000
Loss on investment in mutual funds	(29,388)	(1,204)
Total other income (expense), net	8,921,698	3,189,843

Income before provision for income taxes	8,085,357	2,540,662
Provision for income taxes	(808,562)	—
Net income	$7,276,795	$2,540,662

Basic and diluted weighted average shares outstanding, Class A common stock	30,800,000	26,412,055
Basic and diluted net income per share, Class A common stock	$0.19	$0.08
Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,375,342
Basic and diluted net income per share, Class B common stock	$0.19	$0.08

The accompanying notes are an integral part of the financial statements.

FINSERV ACQUISITION CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	$—	7,618,750	$762	$24,238	$(761)	$24,239
Sale of 800,000 Private Placement Units	800,000	80	—	—	7,777,920	—	7,778,000
Forfeiture of 118,750 shares due to over-allotment not exercised in full	—	—	(118,750)	(12)	12	—	—
Accretion of Class A common stock subject to possible redemption	—	—			(7,802,170)	(16,707,890)	(24,510,060)
Net income	—	—	—	—	—	2,540,662	2,540,662
Balance – December 31, 2021	800,000	80	7,500,000	750	—	(14,167,989)	(14,167,159)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(3,211,829)	(3,211,829)
Net income	—	—	—	—	—	7,276,795	7,276,795
Balance – December 31, 2022	800,000	$80	7,500,000	$750	$—	$(10,103,023)	$(10,102,193)

The accompanying notes are an integral part of the financial statements.

FINSERV ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,276,795	$2,540,662
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,254,086)	(25,647)
Change in deferred liabilities	18,992	—
Offering costs allocated to warrants	—	457,600
Change in fair value of warrant liability	(4,697,000)	(3,623,000)
Changes in operating assets and liabilities:
Prepaid expenses	219,941	(251,562)
Accrued expenses	(274,461)	321,157
Income tax payable	401,562	—
Net cash used in operating activities	(1,308,257)	(580,790)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(300,000,000)
Cash withdrawn from Trust Account to pay taxes	767,690	450
Net cash provided by (used in) investing activities	767,690	(299,999,550)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discount	—	294,000,000
Proceeds from issuance of private placement warrants	—	8,000,000
Repayment of promissory note – related party	—	(9,284)
Payment of offering costs	—	(262,660)
Net cash provided by financing activities	—	301,728,056

Net change in cash and cash equivalents	(540,567)	1,147,716
Cash and cash equivalents – Beginning of year	1,151,239	3,523
Cash and cash equivalents – End of year	$610,672	$1,151,239

Cash, end of year	$61,264	$152,443
Investment in mutual funds, end of the year	549,408	998,796
Cash and cash equivalents, end of the year	$610,672	$1,151,239

Noncash investing and financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,500,000

Supplemental Cash Flow Disclosure
Income taxes paid	$407,000	$—

The accompanying notes are an integral part of the financial statements.

FINSERV ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

FinServ Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Delaware corporation on November 23, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) which is described below, and, since the closing of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the closing of the IPO on February 22, 2021, $300,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, as determined by the Company, until the earlier of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the charter prior thereto or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

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

The Company will has until August 22, 2023 to complete an initial Business Combination (the “Combination Period”). However, if the Company doesn’t complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame, and (iv) vote any founder shares and placement shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the Company’s initial Business Combination.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $0.06 million in its operating bank account and money markets funds and working capital of approximately $0.6 million (excluding tax payable).

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

The Company has until August 22, 2023 to complete its initial Business Combination. If the Company does not complete its initial Business Combination by August 22, 2023, it will begin mandatory liquidation proceedings, including the cessation of all operations and redemption of the Public Shares, unless the term is extended and subject to stockholder approval.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in light of the mandatory liquidation that could potentially occur within one year from the date of this report, management believes there is substantial doubt as to the Company’s ability to continue as a going concern if it does not consummate its initial Business Combination before August 22, 2023. No adjustments have been made to the carrying amounts of the assets or liabilities should the Company be required to liquidate.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination; however, it will not impact the money held in the Trust Account.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had cash of $61,264 and $152,443, respectively. The Company had $549,408 and $998,796 of cash equivalents as of December 31, 2022 and 2021, respectively.

Investments Held in Trust Account

At December 31, 2022 and 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks. The Company evaluated the Public Warrants and private placement warrants (the “Private Placement Warrants”, and collectively, “Warrants”, which are discussed in Note 3, Note 4, and Note 9) in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as other expenses in the statements of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO. Transaction costs of the IPO amounted to an aggregate of $16,792,661, of which $457,600 was allocated to expense associated with the warrant liability and $16,335,061 was charged to temporary equity.

Class A Common Stock Subject to Possible Redemption

All of the Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2022 and 2021, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against additional paid-in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheets as of December 31 2022 and 2021 is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to public warrants	(8,175,000)
Class A common stock issuance costs	(16,335,060)
Plus:
Accretion of carrying value to redemption value	24,510,060
Class A common stock subject to possible redemption December 31, 2021	300,000,000
Accretion of Class A common stock subject to possible redemption	3,211,829
Class A common stock subject to possible redemption December 31, 2022	$303,211,829

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were $228,363 and $131,355 as of December 31, 2022 and 2021, respectively, with a full valuation allowance of $228,363 and $131,355, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was $808,562 and $0 for the years ended December 31, 2022 and 2021.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the private placement to purchase an aggregate of 7,700,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

Accordingly, basic and diluted income per share for Class A common stock and for Class B common stock is calculated as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Class A Common Stock	Non- redeemable Class B Common Stock	Class A Common Stock	Non- redeemable Class B Common Stock
Basic and diluted net income per share
Numerator:
Allocation of net income	$5,851,835	$1,424,960	$1,986,069	$554,593
Denominator:
Weighted average shares outstanding	30,800,000	7,500,000	26,412,055	7,375,342

Basic and diluted net income per share	$0.19	$0.19	$0.08	$0.08

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

NOTE 3. INITIAL PUBLIC OFFERING

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

Public Warrants

As of December 31, 2022 and December 31, 2021, the Company has 7,500,000 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or August 22, 2022, twelve (12) months from the date of the closing of the IPO, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant, upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption based on the redemption date and the “fair market value” of Class A common stock except as otherwise described below;

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days (the “Reference Days”) within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders; and

●	if the reported last sale price of the Class A common stock is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for the Reference Days, the placement warrants are also concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

NOTE 4. PRIVATE PLACEMENT

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

As of December 31, 2022 and 2021, the Company has 200,000 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to Public Warrants except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination and (iii) may be exercised by the holders on a cashless basis.

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement units. As of December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company may pay, if requested by the Sponsor, a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. No fees were requested, paid or accrued for the years ended December 31, 2022 and 2021.

Consulting Agreement

On August 12, 2022, the Company entered into an agreement with a consulting company (the “Advisor”) to perform such services as requested by the Company from time to time. The principal of the Advisor is the chief financial officer of the Company. The term of this Agreement shall commence on August 12, 2022 and terminate upon the earlier of (a) termination of this engagement at will in accordance with the terms of this Agreement; or (b) the consummation of a business combination. As full compensation for the services on behalf of the Company, or any of its officers, directors, shareholders, or employees, the Company shall pay a quarterly fee of $30,000. During the year ended December 31, 2022, the Company paid and recorded $60,000 such fees.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an aggregate of 3,975,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On February 22, 2021, the underwriters partially exercised their over-allotment option and purchased 3,500,000 additional units and were paid a cash underwriting discount of $0.20 per Unit, or $6,000,000 in the aggregate.

The underwriters are entitled to deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 per share. At December 31, 2022 and 2021, there were 800,000 shares issued and outstanding, excluding 30,000,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At December 31, 2022 and 2021, there were 7,500,000 shares issued and outstanding.

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

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets are as follows as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$36,961
Start-up costs	228,363	94,395
Total deferred tax assets	228,363	131,356
Valuation allowance	(228,363)	(131,356)
Deferred tax assets, net of valuation allowance	$—	$—

The provision for income taxes for the years ended December 31, 2022 and 2021 consists of the following:

	For the Years Ended
	December 31,	December 31,
	2022	2021
Federal
Current	$808,562	$—
Deferred	(97,007)	(131,195)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	97,007	131,195
Provision for income taxes	$808,562	$—

As of December 31, 2022 and 2021, the Company had a total of $0 and $174,353, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $97,007. For the year ended December 31, 2021, the change in the valuation allowance was $131,195.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Transaction costs warrants	0.0%	3.7%
Change in fair value of warrants	(12.2)%	(29.9)%
Change in valuation allowance	1.2%	5.2%
Income tax provision	10.0%	0.0%

The Company’s effective tax rates for the years presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$303,511,593	$303,511,593	$—	$—
Investments in mutual funds	549,408	549,408	—	—
	$304,061,001	$304,061,001	$—	$—
Liabilities:
Public Warrants Liability	$75,000	$75,000	$—	$—
Private Placement Warrants Liability	2,000	—	2,000	—
	$77,000	$75,000	$2,000	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$300,025,197	$300,025,197	$—	$—
Investments in mutual funds	998,796	998,796	—	—
	$301,023,993	$301,023,993	$—	$—
Liabilities:
Public Warrants Liability	$4,650,000	$4,650,000	$—	$—
Private Placement Warrants Liability	124,000	—	124,000	—
	$4,774,000	$4,650,000	$124,000	$—

Level 1 assets include investments in mutual funds and money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statements of operations.

The Company established the initial fair value of the Public and Private Warrants on February 22, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model and modified Black-Sholes model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of December 31, 2021, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Warrants as of December 31, 2021 and reclassified the Private Warrants from Level 3 to Level 2, due to the use of the quoted price of a similar liability. For the year ended December 31, 2022, there were no transfers between levels.

The following table presents the changes in the fair value of Level 3 warrant liability for the year ended December 31, 2021:

Level 3 Warrant Liabilities
Fair value as of December 31, 2020	$—
Initial measurement on February 22, 2021	8,397,000
Transfer of Public Warrants to Level 1	(9,000,000)
Transfer of Private Placement Warrants to Level 2	(240,000)
Change in valuation as of December 31, 2021	843,000
Fair value as of December 31, 2021	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2023, the Sponsor entered into non-redemption agreements (“Non-Redemption Agreements”) with unaffiliated parties in exchange for such parties’ agreement not to redeem an aggregate of 4,850,000 shares of the Company sold in its initial public offering (“Non-Redeemed Shares”) in connection with the special meeting in lieu of an annual meeting called by the Company (the “Special Meeting”) to consider and approve an extension of time for the Company to consummate an initial business combination (the “Extension Proposal”) from February 22, 2023 to August 22, 2023, or such earlier date as determined by the Board of Directors (the “Extension”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such parties an aggregate of 1,000,00 shares of the Company held by the Sponsor immediately following consummation of an initial business combination if they continued to hold such Non-Redeemed Shares through the Special Meeting. In addition, the Company has agreed that, to mitigate the current uncertainty surrounding the implementation of the Inflation Reduction Act of 2022, funds held in the Trust Account, including any interest thereon, will not be used to pay for any excise tax liabilities with respect to any future redemptions prior to or in connection with the Extension an initial business combination or liquidation of the Company.

On February 20, 2023, stockholders of the Company approved the Extension Proposal at the Special Meeting. The Company filed the amendment to the amended and restated certificate of incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware on February 21, 2023. In connection with the Company’s implementation of the Charter Amendment, stockholders holding 25,040,997 shares of Class A common stock of the Company exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $254,201,239.56 (approximately $10.15 per share) will be removed from the trust account to pay such stockholders.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 17, 2021, by and among the Company, Citigroup Global Markets Inc. and Barclays Capital Inc. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Amendment to the Amended and Restated Certificate of Incorporation. (7)
3.3	By Laws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated February 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.(4)
10.1	Letter Agreement, dated February 17, 2021, by and among the Company, its officers, directors and the Sponsor. (3)
10.2	Promissory Note, dated November 23, 2020, issued to FinServ Holdings II LLC. (1)
10.3	Investment Management Trust Agreement, February 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated February 17, 2021, by and among the Company, the Sponsor and the holders party thereto. (3)
10.5	Securities Subscription Agreement, dated November 23, 2020, between the Registrant and FinServ Holdings II LLC. (1)
10.6	Placement Unit Purchase Agreement, dated February 17, 2021, by and between the Company and the Sponsor. (3)
10.7	Administrative Support Agreement, dated April 1, 2021, by and between the Company and the Sponsor.(4)
10.8	Letter Agreement between the Company and Cooper Advisers LLC, dated August 12, 2022. (5)
10.9	Form of Non-Redemption Agreement. (6)
14	Code of Ethics. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (1)
99.2	Compensation Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-252672), filed with the SEC on February 2, 2021.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-252672), filed with the SEC on February 8, 2021.

(3)	Incorporated by reference to the Company’s Current Report 8-K, filed with the SEC on February 23, 2021.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 29, 2022.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2023.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2023	FINSERV ACQUISITION CORP. II

	By:	/s/ Lee Einbinder
	Name:	Lee Einbinder
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lee Einbinder	Chief Executive Officer and Director	March 30, 2023
Lee Einbinder	(Principal Executive Officer)

/s/ Steven Handwerker	Chief Financial Officer	March 30, 2023
Steven Handwerker	(Principal Financial and Accounting Officer)

/s/ Howard Kurz	President and Director	March 30, 2023
Howard Kurz

/s/ Robert Matza	Director	March 30, 2023
Robert Matza

/s/ David Smilow	Director	March 30, 2023
David Smilow

/s/ Val Soranno Keating	Director	March 30, 2023
Val Soranno Keating

/s/ Michael Vaughan	Director	March 30, 2023
Michael Vaughan