Form 10-Q
period 2023-03-31
Finserv Acquisition Corp. II
filed 2023-05-15
CIK 1834336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 13,259,002 shares of Class A common stock, par value $0.0001 per share and one share of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FINSERV ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINSERV ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$44,458	$61,264
Investments in mutual funds	1,025,643	549,408
Prepaid expenses	96,593	31,621
Total current assets	1,166,694	642,293

Cash and investments held in Trust Account	50,657,576	303,511,593
Total assets	$51,824,270	$304,153,886

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$144,129	$46,696
Income tax payable	839,676	401,562
Total current liabilities	983,805	448,258
Warrant liability	324,940	77,000
Deferred liabilities	57,804	18,992
Deferred underwriting fee	10,500,000	10,500,000
Total liabilities	11,866,549	11,044,250

Commitments and Contingencies (Note 6)
Common Stock subject to possible redemption, 4,959,003 shares and 30,000,000 shares at approximately $10.19 and $10.11 redemption value at March 31, 2023 and December 31, 2022, respectively	50,551,390	303,211,829

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 8,299,999 and 800,000 shares issued and outstanding (excluding 4,959,003 shares and 30,000,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022, respectively)	830	80
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 7,500,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	750
Additional paid-in capital	—	—
Accumulated deficit	(10,594,499)	(10,103,023)
Total stockholders’ deficit	(10,593,669)	(10,102,193)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$51,824,270	$304,153,886

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$394,970	$196,947
Loss from operations	(394,970)	(196,947)
Other income:
Interest earned on cash and investments held in Trust Account	2,124,114	26,746
Change in fair value of warrant liability	(247,940)	2,310,000
Income (loss) on investments in mutual funds	6,235	(17,193)
Total other income, net	1,882,409	2,319,553

Income before provision for income taxes	1,487,439	2,122,606
Provision for income taxes	(438,114)	—
Net income	$1,049,325	$2,122,606
Basic and diluted weighted average shares outstanding, Class A common stock	24,754,001	30,800,000
Basic and diluted net income per share, Class A common stock	$0.04	$0.06
Basic and diluted weighted average shares outstanding, Class B common stock	2,416,667	7,500,000
Basic and diluted net income per share, Class B common stock	$0.04	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	800,000	$80	7,500,000	$750	$—	$(10,103,023)	$(10,102,193)

Conversion of Class B common stock to Class A common stock	7,499,999	750	(7,499,999)	(750)	—	—	—

Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(1,540,801)	(1,540,801)

Net income	—	—	—	—	—	1,049,325	1,049,325

Balance as of March 31, 2023 (Unaudited)	8,299,999	$830	1	$—	$—	$(10,594,499)	$(10,593,669)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	800,000	$80	7,500,000	$750	$—	$(14,167,989)	$(14,167,159)

Net income	—	—	—	—	—	2,122,606	2,122,606

Balance as of March 31, 2022 (Unaudited)	800,000	$80	7,500,000	750	—	(12,045,383)	(12,044,553)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash flows from Operating Activities:
Net income	$1,049,325	$2,122,606
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,124,114)	(26,746)
Change in fair value of warrant liability	247,940	(2,310,000)
Change in deferred liabilities	38,812	—
Changes in operating assets and liabilities:
Prepaid expenses and other noncurrent assets	(64,972)	10,639
Income tax payable	438,114	—
Accounts payable and accrued expenses	97,433	(166,362)
Net cash used in operating activities	(317,462)	(369,863)

Cash Flows from Investing Activities:
Cash withdrawn to pay taxes	776,891	—
Cash withdrawn in connection with redemption	254,201,240	—
Net cash provided by investing activities	254,978,131	—

Cash Flows from Financing Activities:
Redemption of Class A common stock	(254,201,240)	—
Net cash used in financing activities	(254,201,240)	—

Net change in cash and cash equivalents	459,429	(369,863)
Cash and cash equivalents, beginning of the period	610,672	1,151,239
Cash and cash equivalents, end of the period	$1,070,101	$781,376

Cash, end of period	$44,458	$99,773
Investment in mutual funds, end of period	1,025,643	681,603
Cash and cash equivalents, end of period	$1,070,101	$781,376

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”) which is described below, and, since the closing of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO (the “IPO Registration Statement”) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 17, 2021. On February 22, 2021, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the partial exercise by the underwriters of the over-allotment option resulting in the purchase of an additional 3,500,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 800,000 placement units (the “Placement Units”), at a price of $10.00 per Placement Unit, in a private placement (the “Private Placement”) to FinServ Holdings II LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $8,000,000, which is discussed in Note 4.

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

On February 20, 2023, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) to extend the date by which the Company must consummate its initial Business Combination from February 22, 2023 to August 22, 2023, or such earlier date as determined by the Company’s board of directors (the “Extension”). In connection with the Special Meeting, stockholders holding 25,040,997 shares of the Company’s Class A common stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $254,201,239.56 (approximately $10.15 per share) was removed from the Company’s Trust Account to pay such stockholders.

The Company has until August 22, 2023 to complete an initial Business Combination (the “Combination Period”). However, if the Company doesn’t complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $1.1 million in its operating bank account and money markets funds and working capital of approximately $290,000 (excluding tax payable).

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 22, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, and if there are no further amendments to extend the date of the Business Combination beyond August 22, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management will continue to search for a business combination, however, there is no assurance the Company will find a suitable target. In addition, although the Company had positive working capital as of March 31, 2023, the Company may incur additional expenses in order to consummate a Business Combination, which may exceed the Company’s working capital. Management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K December 31, 2022 as filed with the SEC on March 31, 2023 which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had cash of $44,458 and $61,264, respectively. As of March 31, 2023 and December 31, 2022, the Company had $1,025,643 and $549,408 of cash equivalents, respectively.

Investments in Mutual Funds

At March 31, 2023 and December 31, 2022, the Company had $1,1,025,643 and $549,408 invested in mutual funds. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of the mutual fund investments are determined using available market information.

Investments Held in Trust Account

At March 31, 2023, the assets held in the Trust Account were held in demand deposits. At December 31, 2022, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Class A Common Stock Subject to Possible Redemption

All of the Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2023 and December 31, 2022, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against additional paid-in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of March 31, 2023 and December 31, 2022 is reconciled in the following table:

Gross Proceeds	$300,000,000
Less:
Proceeds allocated to public warrants	(8,175,000)
Class A common stock issuance costs	(16,335,060)
Plus:
Accretion of carrying value to redemption value	24,510,060
Class A common stock subject to possible redemption December 31, 2021	300,000,000
Plus:
Accretion of Class A common stock subject to possible redemption	3,211,829
Class A common stock subject to possible redemption December 31, 2022	303,211,829
Less:
Redemption of Class A common stock	(254,201,240)
Plus:
Accretion of Class A common stock subject to possible redemption	1,540,801
Class A common stock subject to possible redemption March 31, 2023	$50,551,390

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 29.5% and 0.0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 7,700,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

Accordingly, basic and diluted income per share for Class A common stock and for Class B common stock is calculated as follows:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$955,994	$93,331	$1,706,952	$415,654
Denominator:
Weighted-average shares outstanding	24,754,001	2,416,667	30,800,000	7,500,000
Basic and diluted net income per share	$0.04	$0.04	$0.06	$0.06

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, except for warrant liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Public Warrants

As of March 31, 2023 and December 31, 2022, the Company has 7,500,000 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or February 22, 2022, twelve (12) months from the date of the closing of the IPO, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 800,000 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $8,000,000, in the Private Placement. A portion of the proceeds from the Private Placement was added to the proceeds from the IPO held in the Trust Account.

Each Placement Unit is identical to the Units offered in the IPO except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares, placement shares or Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

As of March 31, 2023 and December 31, 2022, the Company has 200,000 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to Public Warrants except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement units. As of March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company agreed to pay, if requested by the Sponsor, a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. No fees were requested, paid or accrued for the three months ended March 31, 2023 and 2022.

Consulting Agreement

On August 12, 2022, the Company entered into an agreement with a consulting company (the “Advisor”) to perform such services as requested by the Company from time to time. The principal of the Advisor is the chief financial officer of the Company. The term of this Agreement shall commence on August 12, 2022 and terminate upon the earlier of (a) termination of this engagement at will in accordance with the terms of this Agreement; or (b) the consummation of a business combination. As full compensation for the services on behalf of the Company, or any of its officers, directors, shareholders, or employees, the Company shall pay a quarterly fee of $30,000. During the three months ended March 31, 2023, the Company paid and recorded $30,000 such fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Placement Units (including the underlying securities), and units that may be issued upon conversion of Working Capital Loans (including the underlying securities) and Class A common stock issuable upon conversion of the founder shares, are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 3,975,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On February 22, 2021, the underwriter partially exercised their over-allotment option and purchased 3,500,000 additional units, and were paid a cash underwriting discount of $0.20 per Unit, or $6,000,000 in the aggregate.

The underwriters are entitled to deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Non-Redemption Agreements

In February 2023, the Sponsor entered into non-redemption agreements (“Non-Redemption Agreements”) with unaffiliated parties in exchange for such parties’ agreement not to redeem an aggregate of 4,850,000 shares of the Company sold in its initial public offering (“Non-Redeemed Shares”) in connection with the Special Meeting to consider and approve an extension of time for the Company to consummate an initial Business Combination from February 22, 2023 to August 22, 2023, or such earlier date as determined by the Board of Directors. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such parties an aggregate of 1,000,000 shares of the Company held by the Sponsor immediately following consummation of an initial Business Combination if they continued to hold such Non-Redeemed Shares through the Special Meeting. The Non-Redeemed shares retain the right to redeem their shares at any future applicable redemption event under the Non-Redemption Agreements. In addition, the Company has agreed that, to mitigate the current uncertainty surrounding the implementation of the Inflation Reduction Act of 2022, funds held in the Trust Account, including any interest thereon, will not be used to pay for any excise tax liabilities with respect to any future redemptions prior to or in connection with the Extension, an initial business combination, or liquidation of the Company.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 per share. On January 30, 2023 7,499,999 shares of Class B common stock were converted to Class A common stock. On February 20, 2023, in connection with the Extension, stockholders holding 25,040,997 shares of the Company’s Class A common stock exercised their right to redeem such shares. At March 31, 2023 and December 31, 2022, there were 8,299,999 and 800,000 shares issued and outstanding, excluding 4,959,003 shares and 30,000,000 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there was one and 7,500,000 shares issued and outstanding, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$50,657,576	$50,657,576	$—	$—
Investments in mutual funds	1,025,643	1,025,643	—	—
	$51,683,219	$51,683,219	$—	$—
Liabilities:
Public Warrants Liability	$316,500	$—	$316,500	$—
Private Placement Warrants Liability	8,440	—	8,440	—
	$324,940	$—	$324,940	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$303,511,593	$303,511,593	$—	$—
Investments in mutual funds	549,408	549,408	—	—
	$304,061,001	$304,061,001	$—	$—
Liabilities:
Public Warrants Liability	$75,000	$75,000	$—	$—
Private Placement Warrants Liability	2,000	—	2,000	—
	$77,000	$75,000	$2,000	$—

Level 1 assets include investments in mutual funds and money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the unaudited condensed statements of operations.

The Company established the initial fair value of the Public and Private Warrants on February 22, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model and modified Black-Sholes model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of December 31, 2021, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Warrants as of December 31, 2021 and reclassified the Private Warrants from Level 3 to Level 2, due to the use of the quoted price of a similar liability. For the three months ended March 31, 2023, the Company transferred the Public Warrants from Level 1 to Level 2 due to low trading volume.

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

Our IPO Registration Statement was declared effective on February 17, 2021. On February 22, 2021, we consummated the IPO of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $16.8 million, inclusive of $10.5 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, we consummated the Private Placement of 800,000 Units at a price of $10.00 per Unit to the Sponsor, generating gross proceeds of approximately $8.0 million.

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

On February 20, 2023, we held the Special Meeting, at which our stockholders approved the Extension Amendment to extend the end of the Combination Period from February 22, 2023, to August 22, 2023, or such earlier date as determined by our board of directors. In connection with the Extension Amendment, stockholders holding 25,040,997 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $254,201,239.56 (approximately $10.15 per share) was removed from the Trust Account to pay such holders.

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

Results of Operations

For the three months ended March 31, 2023, we had a net income of $1,049,325, which included income on investments in mutual funds of $6,235 and interest earned on cash and marketable securities held in the Trust Account of $2,124,114, offset by a loss from the change in fair value of warrant liabilities of $247,940, a loss from operations of $394,970 and provision for income taxes of $438,114.

For the three months ended March 31, 2022, we had a net income of $2,122,606, which included a gain from the change in fair value of warrant liabilities of $2,310,000 and interest earned on cash and marketable securities held in the Trust account of $26,746, offset by a loss from operations of $196,947 and a loss on investment in mutual funds of $17,193.

Our business activities from inception to March 31, 2023 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of March 31, 2023, we had approximately $1.1 million in our operating bank account and money market funds and working capital of approximately $290,000 (excluding taxes payable).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 22, 2023 to consummate a Business Combination. It is uncertain whether we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, and if there are no further amendments to extend the date of the Business Combination beyond August 22, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. We will continue to search for a business combination, however, there is no assurance we will find a suitable target. In addition, although we had positive working capital as of March 31, 2023, we may incur additional expenses in order to consummate a Business Combination, which may exceed the our working capital. We have determined that these factors raise substantial doubt about our ability to continue as a going concern.

Administrative Services Agreement

We entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of an initial Business Combination or our liquidation, we agreed to pay the Sponsor a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of an initial Business Combination or our liquidation, we will cease paying these monthly fees. For three months ended March 31, 2023, we did not incur fees for these services.

Consulting Agreement

On August 12, 2022, we entered into an agreement with the Advisor to perform such services as requested by us from time to time. The principal of the Advisor is our Chief Financial Officer. The term of the agreement commenced on August 12, 2022 and will terminate upon the earlier of (a) termination of this engagement at will in accordance with the terms of the agreement; or (b) the consummation of a business combination. As full compensation for the services on behalf of the Company, or any of its officers, directors, shareholders, or employees, we pay a quarterly fee of $30,000 to the Advisor. During the three months ended March 31, 2023, the Company paid and recorded $30,000 such fees.

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

Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the Annual Report on Form 10-K filed by us with the SEC on March 31, 2023.

Class A Common Stock Subject to Possible Redemption

All of the Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2023 and December 31, 2022, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this report. However, as of the date of this report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in (i) our final prospectus for our IPO, as filed with the SEC on February 17, 2021, (ii) our Annual Reports on Form 10-K for the fiscal years ended December 31, 2021 and December 31, 2022, as filed with the SEC on March 29, 2022 and March 31, 2023, respectively, (iii) our Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the SEC on May 13, 2022, (iv) our Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 12, 2022, (v) our Quarterly Report on Form 10-Q for the period ended September 30, 2022, as filed with the SEC on November 14, 2022, and (vi) our definitive proxy statement, as filed with the SEC on January 30, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements were issued.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 24, 2021. There has been no material change in the planned use of proceeds from the Company’s IPO and private placement as described in the IPO Registration Statement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 20, 2023, we held the Special Meeting and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a business combination from February 22, 2023 (which was 24 months from the closing of the IPO) to August 22, 2023 (or such earlier date as determined by our board of directors). In connection with the Extension Amendment, stockholders holding 25,040,997 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $254,201,239.56, or approximately $10.15 per share to redeeming stockholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended March 31, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – January 31, 2023	—	—	—	—

February 1 – February 28, 2023	25,040,997	$10.15	—	—

March 1 – March 31, 2023	—	—	—	—

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

Dated: May 15, 2023	FINSERV ACQUISITION CORP. II

	By:	/s/ Lee Einbinder
Lee Einbinder
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer
(Principal Financial and Accounting Officer)