Form 10-Q
period 2023-06-30
Finserv Acquisition Corp. II
filed 2023-08-14
CIK 1834336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, there were 13,259,002 shares of Class A common stock, par value $0.0001 per share and one share of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FINSERV ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINSERV ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$18,790	$61,264
Investments in mutual funds	98,701	549,408
Prepaid expenses	74,523	31,621
Total current assets	192,014	642,293

Cash held in Trust Account	50,853,912	—
Cash and investments held in Trust Account	—	303,511,593
Total assets	$51,045,926	$304,153,886

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$15,745	$46,696
Income tax payable	8,094	401,562
Excise tax payable	2,542,012	—
Total current liabilities	2,565,851	448,258
Warrant liability	189,420	77,000
Deferred liabilities	57,804	18,992
Deferred underwriting fee	10,500,000	10,500,000
Total liabilities	13,313,075	11,044,250

Commitments and Contingencies (Note 6)
Common Stock subject to possible redemption, 4,959,003 shares and 30,000,000 shares at approximately $10.23 and $10.11 redemption value at June 30, 2023 and December 31, 2022, respectively	50,740,310	303,211,829

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 8,299,999 and 800,000 shares issued and outstanding (excluding 4,959,003 shares and 30,000,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	830	80
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 7,500,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	750
Additional paid-in capital	—	—
Accumulated deficit	(13,008,289)	(10,103,023)
Total stockholders’ deficit	(13,007,459)	(10,102,193)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$51,045,926	$304,153,886

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$197,560	$203,663	$592,530	$400,610
Loss from operations	(197,560)	(203,663)	(592,530)	(400,610)
Other income:
Interest earned on marketable securities held in Trust Account	460,496	381,076	2,584,610	407,822
Change in fair value of warrant liability	135,520	1,232,000	(112,420)	3,542,000
Income (loss) on investments in mutual funds	8,104	(15,035)	14,339	(32,228)
Total other income, net	604,120	1,598,041	2,486,529	3,917,594

Income before provision for income taxes	406,560	1,394,378	1,893,999	3,516,984
Provision for income taxes	(89,418)	(23,735)	(527,532)	(23,735)
Net income	$317,142	$1,370,643	$1,366,467	$3,493,249
Basic and diluted weighted average shares outstanding, redeemable Class A common stock	4,959,003	30,000,000	12,014,754	30,000,000
Basic and diluted net income per share, Class A common stock	$0.02	$0.04	$0.07	$0.09
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	8,300,000	8,300,000	8,300,000	8,300,000
Basic and diluted net income per share, Class B common stock	$0.02	$0.04	$0.07	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	800,000	$80	7,500,000	$750	$—	$(10,103,023)	$(10,102,193)
Conversion of Class B common stock to Class A common stock	7,499,999	750	(7,499,999)	(750)	—	—	—
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(1,540,801)	(1,540,801)
Net income	—	—	—	—	—	1,049,325	1,049,325
Balance as of March 31, 2023 (Unaudited)	8,299,999	830	1	—	—	(10,594,499)	(10,593,669)
Excise tax on stock redemptions						(2,542,012)	(2,542,012)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(188,920)	(188,920)
Net income	—	—	—	—	—	317,142	317,142
Balance as of June 30, 2023 (Unaudited)	8,299,999	$830	1	$—	$—	$(13,008,289)	$(13,007,459)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	800,000	$80	7,500,000	$750	$—	$(14,167,989)	$(14,167,159)
Net income	—	—	—	—	—	2,122,606	2,122,606
Balance as of March 31, 2022 (Unaudited)	800,000	$80	7,500,000	750	—	(12,045,383)	(12,044,553)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(123,481)	(123,481)
Net income	—	—	—	—	—	1,370,643	1,370,643
Balance as of June 30, 2022 (Unaudited)	800,000	$80	7,500,000	$750	$—	$(10,798,221)	$(10,797,391)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash flows from Operating Activities:
Net income	$1,366,467	$3,493,249
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,584,610)	(407,822)
Loss on investment in mutual funds	—	32,228
Change in fair value of warrant liability	112,420	(3,542,000)
Change in deferred liabilities	38,812	8,246
Changes in operating assets and liabilities:
Prepaid expenses and other noncurrent assets	(42,902)	84,977
Income tax payable	(393,468)	23,735
Accounts payable and accrued expenses	(30,951)	(300,427)
Net cash used in operating activities	(1,534,232)	(607,814)

Cash Flows from Investing Activities:
Proceeds from sale of mutual funds	—	470,000
Cash withdrawn to pay taxes	1,041,051	—
Cash withdrawn in connection with redemption	254,201,240	—
Net cash provided by investing activities	255,242,291	470,000

Cash Flows from Financing Activities:
Redemption of Class A common stock	(254,201,240)	—
Net cash used in financing activities	(254,201,240)	—

Net change in cash and cash equivalents	(493,181)	(137,814)
Cash and cash equivalents, beginning of period	610,672	152,443
Cash and cash equivalents, end of period	$117,491	$14,629

Cash, end of period	$18,790	$14,629
Investment in mutual funds, end of period	98,701	—
Cash and cash equivalents, end of period	$117,491	$14,629

Supplemental disclosure of cash flow information from financing activities:
Cash paid for income taxes	$1,040,359	—
Excise tax payable on stock redemption	2,542,012	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”) which is described below, and, since the closing of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO (the “IPO Registration Statement”) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 17, 2021. On February 22, 2021, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares,” and with respect to the Warrants included in the Units sold, the “Public Warrants”), which included the partial exercise by the underwriters of the over-allotment option resulting in the purchase of an additional 3,500,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable Warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

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

On February 20, 2023, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) to extend the date by which the Company must consummate its initial Business Combination from February 22, 2023 to August 22, 2023, or such earlier date as determined by the Company’s board of directors (the “Extension”). In connection with the Special Meeting, stockholders holding 25,040,997 shares of the Company’s Class A common stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $254,201,240 (approximately $10.15 per share) was removed from the Company’s Trust Account to pay such stockholders.

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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined below) and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame, and (iv) vote any Founder Shares and placement shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination. “Founder Shares” shall mean the shares of Class B common stock purchased by the Sponsor in December 2020 and the shares of Class A common stock issued to the Sponsor upon conversion of the Class B common stock in January 2023.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $117,491 in its operating bank account and money markets funds and working capital deficit of $2,359,542 (excluding Delaware franchise and income taxes payable).

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 22, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, and if there are no further amendments to extend the date of the Business Combination beyond August 22, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management will continue to search for a Business Combination, however, there is no assurance the Company will find a suitable target. In addition, although the Company had positive working capital as of June 30, 2023, the Company may incur additional expenses in order to consummate a Business Combination, which may exceed the Company’s working capital. Management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will hold a special meeting of stockholders (the “Meeting”) on August 18, 2023. At the Meeting, the Company will submit to the approval of shareholders a proposal to amend the Company’s amended and restated certificate of incorporation, as amended on February 21, 2023 (the “Charter”), in the form set forth in Annex A to the accompanying Proxy Statement (the “Second Extension Amendment” and such proposal, the “Extension Amendment Proposal”), to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination,” and the Company’s initial Business Combination, the “Business Combination”), (ii) cease all operations except for the purpose of winding up, and (iii) the redemption of 100% of the Company’s Class A common stock, par value $0.0001 per share included as part of the Public Shares sold in the Company’s IPO from August 22, 2023 to February 22, 2024 (the “Second Extension”, and such later date, the “Second Extended Date”), or such earlier date as determined by the Company’s board of directors).

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

Inflation Reduction Act of 2022

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

As discussed above, on February 20, 2023, holders of 25,040,997 shares of Common Stock elected to redeem their shares in connection with the Extension. As a result, $254,201,240 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations at the end of the reporting period and has determined that a liability of $2,542,012 should be recorded for the excise tax in connection with the above-mentioned redemptions. This liability will be reviewed and remeasured at each reporting period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K December 31, 2022 as filed with the SEC on March 31, 2023 which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had $117,491 and $610,672 of cash and cash equivalents, respectively.

Investments in Mutual Funds

At June 30, 2023 and December 31, 2022, the Company had $98,701 and $549,408 invested in mutual funds. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of the mutual fund investments are determined using available market information.

Investments Held in Trust Account

At June 30, 2023, the assets held in the Trust Account were held in demand deposits. At December 31, 2022, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks. The Company evaluated the Public Warrants and private placement warrants (the “Private Placement Warrants”, and collectively, “Warrants,” which are discussed in Note 3, Note 4, and Note 8) in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contrac ts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with change in fair value of warrant liabilities recognized in the unaudited condensed statements of operations in the period of change.

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

Class A Common Stock Subject to Possible Redemption

All of the Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2023 and December 31, 2022, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against additional paid-in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of June 30, 2023 and December 31, 2022 is reconciled in the following table:

Gross Proceeds	$300,000,000
Less:
Proceeds allocated to public warrants	(8,175,000)
Class A common stock issuance costs	(16,335,060)
Plus:
Accretion of carrying value to redemption value	24,510,060
Class A common stock subject to possible redemption December 31, 2021	300,000,000
Plus:
Accretion of Class A common stock subject to possible redemption	3,211,829
Class A common stock subject to possible redemption December 31, 2022	303,211,829
Less:
Redemption of Class A common stock	(254,201,240)
Plus:
Accretion of Class A common stock subject to possible redemption	1,729,721
Class A common stock subject to possible redemption June 30, 2023	$50,740,310

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 22.0% and 1.7% for the three months ended June 30, 2023 and 2022, respectively, 27.9% and 0.7% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the change in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as redeemable Class A common stock and non-redeemable Class and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. The Company has not considered the effect of the Warrants sold in the IPO and the Private Placement to purchase an aggregate of 7,700,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

Accordingly, basic and diluted income per share for Class A common stock and for Class B common stock is calculated as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Redeemable Class A Common Stock	Non-Redeemable Class A and Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class A and Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class A and Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class A and Class B Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$118,614	$198,528	$1,102,240	$268,403	$808,170	$558,297	$(3,271,297)	$(796,582)
Denominator:
Weighted-average shares outstanding	4,959,003	8,300,000	30,000,000	8,300,000	12,014,754	8,300,000	30,000,000	8,300,000
Basic and diluted net income per share	$0.02	$0.02	$0.04	$0.04	$0.07	$0.07	$(0.09)	$(0.09)

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

Public Warrants

As of June 30, 2023 and December 31, 2022, the Company has 7,500,000 Public Warrants outstanding. Each whole Public Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. Each Public Warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or February 22, 2022, twelve (12) months from the date of the closing of the IPO, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the Warrants become exercisable (the “30-day redemption period”) to each Warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the Warrant holders.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.10 per Warrant, upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their Warrants, but only on a cashless basis, prior to redemption based on the redemption date and the “fair market value” of Class A common stock except as otherwise described below;

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days (the “Reference Days”) within a 30-trading day period ending three business days before the Company sends the notice of redemption to the Warrant holders; and

●	if the reported last sale price of the Class A common stock is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for the Reference Days, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

As of June 30, 2023 and December 31, 2022, the Company has 200,000 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to Public Warrants except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis.

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

Note 5 — Related Party Transactions

Founder Shares

In December 2020, the Company’s initial stockholders paid $25,000, or approximately $0.003 per share, in consideration for an aggregate of 7,187,500 shares of Class B common stock par value $0.0001. In February 2021, the Company effected a stock dividend of 0.06 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate number of 7,618,750 shares of Class B common stock, including an aggregate of up to 993,750 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On February 22, 2021, as a result of the underwriters’ election to partially exercise their over-allotment option, a proportionate number of Founder Shares, aggregating 118,750, were forfeited, resulting in the Sponsor holding an aggregate of 7,500,000 shares of Class B common stock.

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

On January 30, 2023,, the holders of 7,499,999 shares of Class B common stock exercised their right to convert these shares into equivalent number of shares of Class A ordinary shares (the “Conversion”).

The 7,499,999 Class A ordinary shares issued in connection with the conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, (i) certain transfer restrictions, (ii) waiver of redemption rights, (iii) waiver of rights to receive liquidating distributions from the Company’s trust account and (iv) the obligation to vote in favor of an initial Business Combination as described in the prospectus for the Company’s Initial Public Offering. In addition, following the Conversion, certain additional restrictions pursuant to Regulation S of the Securities Act apply to the Class A ordinary shares of the Holders.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The Units would be identical to the Placement Units. As of June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company agreed to pay, if requested by the Sponsor, a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. No fees were requested, paid or accrued for the three and six months ended June 30, 2023 and 2022.

Consulting Agreement

On August 12, 2022, the Company entered into an agreement with a consulting company (the “Advisor”) to perform such services as requested by the Company from time to time. The principal of the Advisor is the chief financial officer of the Company. The term of this Agreement shall commence on August 12, 2022 and terminate upon the earlier of (a) termination of this engagement at will in accordance with the terms of this Agreement; or (b) the consummation of a Business Combination. As full compensation for the services on behalf of the Company, or any of its officers, directors, shareholders, or employees, the Company shall pay a quarterly fee of $30,000. During the three and six months ended June 30, 2023, the Company paid and recorded $60,000 such fees.

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

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 3,975,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On February 22, 2021, the underwriter partially exercised their over-allotment option and purchased 3,500,000 additional Units and were paid a cash underwriting discount of $0.20 per Unit, or $6,000,000 in the aggregate.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 per share. On January 30, 2023 7,499,999 shares of Class B common stock were converted to Class A common stock. On February 20, 2023, in connection with the Extension, stockholders holding 25,040,997 shares of the Company’s Class A common stock exercised their right to redeem such shares. At June 30, 2023 and December 31, 2022, there were 8,299,999 and 800,000 shares issued and outstanding, excluding 4,959,003 shares and 30,000,000 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there was one and 7,500,000 shares issued and outstanding, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$50,853,912	$50,853,912	$—	$—
Investments in mutual funds	98,701	98,701	—	—
	$50,952,613	$50,952,613	$—	$—
Liabilities:
Public Warrants Liability	$184,500	$—	$184,500	$—
Private Placement Warrants Liability	4,920	—	4,920	—
	$189,420	$—	$189,420	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$303,511,593	$303,511,593	$—	$—
Investments in mutual funds	549,408	549,408	—	—
	$304,061,001	$304,061,001	$—	$—
Liabilities:
Public Warrants Liability	$75,000	$75,000	$—	$—
Private Placement Warrants Liability	2,000	—	2,000	—
	$77,000	$75,000	$2,000	$—

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

The Company established the initial fair value of the Public and Private Warrants on February 22, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model and modified Black-Sholes model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of December 31, 2021, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the Warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Warrants as of December 31, 2021 and reclassified the Private Warrants from Level 3 to Level 2, due to the use of the quoted price of a similar liability. For the three and six months ended June 30, 2023, the Company transferred the Public Warrants from Level 1 to Level 2 due to low trading volume.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

The Company will hold the special meeting of stockholders (“the Meeting   ”) on August 18, 2023. At the Meeting, the shareholders will vote for the following proposals:

1.	a proposal to amend the Company’s amended and restated certificate of incorporation, as amended on February 21, 2023 (the “Charter”), in the form set forth in Annex A to the accompanying Proxy Statement (the “Second Extension Amendment” and such proposal, the “Extension Amendment Proposal”), to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination,” and the Company’s initial Business Combination, the “Business Combination”), (ii) cease all operations except for the purpose of winding up, and (iii) the redemption of 100% of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) included as part of the units (the “Public Shares”) sold in the Company’s initial public offering that was consummated on February 22, 2021 (the “IPO”), from August 22, 2023 to February 22, 2024 (the “Second Extension”, and such later date, the “Second Extended Date”), or such earlier date as determined by the Company’s board of directors (the “Board”))

2.	a proposal to amend the Charter in the form set forth in Annex B to the accompanying Proxy Statement to eliminate from the Charter the limitation that the Company will only redeem the Public Shares so long as (after such redemption), the Company’s net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), or of any entity that succeeds to the Company as a public company, will be at least $5,000,001 either immediately prior to or upon consummation of the initial Business Combination (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal” and, together with the Extension Amendment Proposal, the “Charter Amendment Proposals,” and such Charter amendments collectively, the “Charter Amendments”); and

3.	a proposal to approve the adjournment of the Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the other Proposals (the “Adjournment Proposal”). The Adjournment Proposal may be presented at the Meeting if there are not sufficient votes to approve any of the other Proposals.

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

Results of Operations

For the three months ended June 30, 2023, we had a net income of $317,142, which included income on investments in mutual funds of $8,104, a gain from the change in fair value of warrant liabilities of $135,520, and interest earned on cash and marketable securities held in the Trust Account of $460,496, offset by a loss from operations of $197,560 and provision for income taxes of $89,418.

For the six months ended June 30, 2023, we had a net income of $1,366,467, which included income on investments in mutual funds of $14,339 and interest earned on cash and marketable securities held in the Trust Account of $2,584,610, offset by a loss from the change in fair value of warrant liabilities of $112,420, a loss from operations of $592,530 and provision for income taxes of $527,532.

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

Our business activities from inception to June 30, 2023 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of June 30, 2023, we had approximately $0.1 million in our operating bank account and money market funds and working capital deficit of $2,359,542 (excluding Delaware franchise and income taxes payable).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 22, 2023 to consummate a Business Combination. It is uncertain whether we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, and if there are no further amendments to extend the date of the Business Combination beyond August 22, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. We will continue to search for a Business Combination, however, there is no assurance we will find a suitable target. In addition, although we had positive working capital as of June 30, 2023, we may incur additional expenses in order to consummate a Business Combination, which may exceed the our working capital. We have determined that these factors raise substantial doubt about our ability to continue as a going concern.

Administrative Services Agreement

We entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of an initial Business Combination or our liquidation, we agreed to pay the Sponsor a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of an initial Business Combination or our liquidation, we will cease paying these monthly fees. For six months ended June 30, 2023, we did not incur fees for these services.

Consulting Agreement

On August 12, 2022, we entered into an agreement with the Advisor to perform such services as requested by us from time to time. The principal of the Advisor is our Chief Financial Officer. The term of the agreement commenced on August 12, 2022 and will terminate upon the earlier of (a) termination of this engagement at will in accordance with the terms of the agreement; or (b) the consummation of a Business Combination. As full compensation for the services on behalf of the Company, or any of its officers, directors, shareholders, or employees, we pay a quarterly fee of $30,000 to the Advisor. During the six months ended June 30, 2023, the Company paid and recorded $60,000 such fees.

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

Class A Common Stock Subject to Possible Redemption

All of the Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2023 and December 31, 2022, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this report. However, as of the date of this report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in (i) our final prospectus for our IPO, as filed with the SEC on February 17, 2021, (ii) our Annual Reports on Form 10-K for the fiscal years ended December 31, 2021 and December 31, 2022, as filed with the SEC on March 29, 2022 and March 31, 2023, respectively, (iii) our Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the SEC on May 13, 2022, (iv) our Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 12, 2022, (v) our Quarterly Report on Form 10-Q for the period ended September 30, 2022, as filed with the SEC on November 14, 2022, and (vi) our definitive proxy statement, as filed with the SEC on January 30, 2023; and (vii) our Quarterly Report on Form 10-Q for the period ended March 31, 2023, as filed with the SEC on May 15, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Dated: August 14, 2023	FINSERV ACQUISITION CORP. II

	By:	/s/ Lee Einbinder
Lee Einbinder
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer
(Principal Financial and Accounting Officer)