Form 10-Q
period 2023-09-30
Finserv Acquisition Corp. II
filed 2023-11-13
CIK 1834336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, there were 9,338,154 shares of Class A common stock, par value $0.0001 per share and one share of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FINSERV ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINSERV ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$84,617	$61,264
Investments in mutual funds	47,663	549,408
Prepaid expenses	135,343	31,621
Total current assets	267,623	642,293

Cash held in Trust Account	10,722,779	—
Cash and investments held in Trust Account	—	303,511,593
Total assets	$10,990,402	$304,153,886

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$55,366	$46,696
Income tax payable	13,924	401,562
Excise tax payable	2,944,996	—
Promissory Note to related party	125,000	—
Total current liabilities	3,139,286	448,258
Warrant liability	232,540	77,000
Deferred liabilities	83,396	18,992
Deferred underwriting fee	10,500,000	10,500,000
Total liabilities	13,955,222	11,044,250

Commitments and Contingencies (Note 6)
Common Stock subject to possible redemption, 1,038,155 shares and 30,000,000 shares at approximately $10.26 and $10.11 redemption value at September 30, 2023 and December 31, 2022, respectively	10,656,367	303,211,829

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 8,299,999 and 800,000 shares issued and outstanding (excluding 1,038,155 shares and 30,000,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	830	80
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 7,500,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	750
Additional paid-in capital	—	—
Accumulated deficit	(13,622,017)	(10,103,023)
Total stockholders’ deficit	(13,621,187)	(10,102,193)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$10,990,402	$304,153,886

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$202,530	$211,809	$795,060	$612,419
Loss from operations	(202,530)	(211,809)	(795,060)	(612,419)
Other income:
Interest earned on marketable securities held in Trust Account	327,077	1,323,260	2,911,687	1,731,082
Change in fair value of warrant liability	(43,120)	1,001,000	(155,540)	4,543,000
Income (loss) on investments in mutual funds	1,105	289	15,444	(31,939)
Total other income, net	285,062	2,324,549	2,771,591	6,242,143

Income before provision for income taxes	82,532	2,112,740	1,976,531	5,629,724
Provision for income taxes	(78,830)	(267,445)	(606,362)	(291,180)
Net income	$3,702	$1,845,295	$1,370,169	$5,338,544
Basic and diluted weighted average shares outstanding, redeemable Class A common stock	3,296,904	30,000,000	9,076,870	30,000,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.05	$0.08	$0.14
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	8,300,000	8,300,000	8,300,000	8,300,000
Basic and diluted net income per share, non-redeemable Class A and Class B common stock	$0.00	$0.05	$0.08	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	800,000	$80	7,500,000	$750	$—	$(10,103,023)	$(10,102,193)
Conversion of Class B common stock to Class A common stock	7,499,999	750	(7,499,999)	(750)	—	—	—
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(1,540,801)	(1,540,801)
Net income	—	—	—	—	—	1,049,325	1,049,325
Balance as of March 31, 2023 (Unaudited)	8,299,999	830	1	—	—	(10,594,499)	(10,593,669)
Excise tax on stock redemptions						(2,542,012)	(2,542,012)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(188,920)	(188,920)
Net income	—	—	—	—	—	317,142	317,142
Balance as of June 30, 2023 (Unaudited)	8,299,999	$830	1	$—	$—	$(13,008,289)	$(13,007,459)
Excise tax on stock redemptions	—	—	—	—	—	(402,984)	(402,984)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(214,446)	(214,446)
Net income	—	—	—	—	—	3,702	3,702
Balance as of September 30, 2023 (Unaudited)	8,299,999	$830	1	$—	$—	$(13,622,017)	$(13,621,187)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	800,000	$80	7,500,000	$750	$—	$(14,167,989)	$(14,167,159)
Net income	—	—	—	—	—	2,122,606	2,122,606
Balance as of March 31, 2022	800,000	$80	7,500,000	750	—	(12,045,383)	(12,044,553)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(123,481)	(123,481)
Net income	—	—	—	—	—	1,370,643	1,370,643
Balance as of June 30, 2022	800,000	$80	7,500,000	$750	$—	$(10,798,221)	$(10,797,391)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(1,006,265)	(1,006,265)
Net income	—	—	—	—	—	1,845,295	1,845,295
Balance as of September 30, 2022	800,000	$80	7,500,000	$750	$—	$(9,959,191)	$(9,958,361)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from Operating Activities:
Net income	$1,370,169	$5,338,544
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,911,687)	(1,731,082)
Loss on investment in mutual funds	—	31,939
Change in fair value of warrant liability	155,540	(4,543,000)
Change in deferred liabilities	64,404	11,449
Changes in operating assets and liabilities:
Prepaid expenses and other noncurrent assets	(103,722)	159,322
Promissory Note to Related Party	125,000	—
Income tax payable	(387,638)	219,180
Accounts payable and accrued expenses	8,671	(299,091)
Net cash used in operating activities	(1,679,263)	(812,739)

Cash Flows from Investing Activities:
Proceeds from sale of mutual funds	—	470,000
Cash withdrawn to pay taxes	1,200,871	392,691
Cash withdrawn in connection with redemption	294,500,735	—
Net cash provided by investing activities	295,701,606	862,691

Cash Flows from Financing Activity:
Redemption of Class A common stock	(294,500,735)	—
Net cash used in financing activity	(294,500,735)	—

Net change in cash and cash equivalents	(478,392)	49,952
Cash and cash equivalents, beginning of period	610,672	152,443
Cash and cash equivalents, end of period	$132,280	$202,395
Supplemental disclosure of cash flow information from financing activities:
Cash paid for income taxes	$944,000	$—
Excise tax payable on stock redemption	$2,944,996	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINSERV ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”) which is described below, and, since the closing of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On February 20, 2023, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders (the “First Extension Meeting”). At the First Extension Meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (the “First Extension Amendment”) to extend the date by which the Company must consummate its initial Business Combination from February 22, 2023 to August 22, 2023, or such earlier date as determined by the Company’s board of directors (the “Board”). In connection with the First Extension Meeting, stockholders holding 25,040,997 shares of the Company’s Class A common stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $254,201,240 (approximately $10.15 per share) was removed from the Company’s Trust Account to pay such stockholders.

On August 18, 2023, the Company held another special meeting of stockholders (the “Second Extension Meeting”). At the Second Extension Meeting, the Company’s stockholders approved (1) an amendment to the Company’s amended and restated certificate of incorporation, as amended on February 21, 2023 (the “Charter”), to extend the date by which the Company must consummate its Business Combination from August 22, 2023 to February 22, 2024 (or such earlier date as determined by the Board) (the “Second Extension Amendment”); and (2) an amendment to the Charter to eliminate from the Charter the limitation that the Company will only redeem the Public Shares so long as (after such redemption), the Company’s net tangible assets, or of any entity that succeeds to the Company as a public company, will be at least $5,000,001 either immediately prior to or upon consummation of the Business Combination (the “Redemption Limitation Amendment”). The Company filed the Second Extension Amendment with the Secretary of State of the State of Delaware on August 18, 2023. The Company filed the Redemption Limitation Amendment with the Secretary of State of the State of Delaware on August 23, 2023.

In connection with the Second Extension Meeting, stockholders holding 3,920,848 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $40,298,391 (approximately $10.28 per Public Share) was removed from the Trust Account to pay such holders and approximately $10,670,135 will remain in the Trust Account. Following redemptions, the Company has 9,338,154 shares of Class A common stock outstanding.

Following the Second Extension Amendment, the Company has until February 22, 2024, to complete an initial Business Combination (the “Combination Period”). However, if the Company doesn’t complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had approximately $84,617 in its operating bank account and $ 47,663 in money market account and working capital deficit of $2,871,663.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 22, 2024, to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. The Company also has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds to operate its business prior to the date of business combination. If a Business Combination is not consummated by February 22, 2024, and if there are no further amendments to extend the date of the Business Combination beyond February 22, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management will continue to search for a Business Combination, however, there is no assurance the Company will find a suitable target. Management has determined that potential liquidity shortfall and mandatory liquidation deadline raise substantial doubt about the Company’s ability to continue as a going concern.

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

As discussed above, on February 20, 2023, holders of 25,040,997 shares of Common Stock elected to redeem their shares in connection with the Extension. As a result, $254,201,240 was removed from the Company’s Trust Account to pay such holders. In connection with the Second Extension Meeting, stockholders holding 3,920,848 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $40,298,391 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations at the end of the reporting period and has determined that a liability of $2,944,996 should be recorded for the excise tax in connection with the above-mentioned redemptions. This liability will be reviewed and remeasured at each reporting period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K December 31, 2022 as filed with the SEC on March 31, 2023 which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had $132,280 and $610,672 of cash and cash equivalents, respectively.

Investments in Mutual Funds

At September 30, 2023 and December 31, 2022, the Company had $47,663 and $549,408 invested in mutual funds. The estimated fair values of the mutual fund investments are determined using available market information.

Investments Held in Trust Account

At September 30, 2023, the assets held in the Trust Account were held in demand deposits. At December 31, 2022, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

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

Class A Common Stock Subject to Possible Redemption

All of the Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2023 and December 31, 2022, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against additional paid-in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of September 30, 2023 and December 31, 2022 is reconciled in the following table:

Gross Proceeds	$300,000,000
Less:
Proceeds allocated to public warrants	(8,175,000)
Class A common stock issuance costs	(16,335,060)
Plus:
Accretion of carrying value to redemption value	24,510,060
Class A common stock subject to possible redemption December 31, 2021	300,000,000
Plus:
Accretion of Class A common stock subject to possible redemption	3,211,829
Class A common stock subject to possible redemption December 31, 2022	303,211,829
Less:
Redemption of Class A common stock	(294,499,629)
Plus:
Accretion of Class A common stock subject to possible redemption	1,944,167
Class A common stock subject to possible redemption September 30, 2023	$10,656,367

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 95.5% and 12.7% for the three months ended September 30, 2023 and 2022, respectively, 30.7% and 5.2% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the change in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. The Company has not considered the effect of the Warrants sold in the IPO and the Private Placement to purchase an aggregate of 7,700,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

Accordingly, basic and diluted income per share for Class A common stock and for Class B common stock is calculated as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Redeemable Class A Common Stock	Non-Redeemable Class A and Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class A and Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class A and Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class A and Class B Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,052	$2,650	$1,483,945	$361,350	$715,713	$654,456	$4,293,137	$1,045,407
Denominator:
Weighted-average shares outstanding	3,296,904	8,300,000	30,000,000	8,300,000	9,076,870	8,300,000	30,000,000	8,300,000
Basic and diluted net income per share	$0.00	$0.00	$0.05	$0.05	$0.08	$0.08	$0.14	$0.14

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

Public Warrants

As of September 30, 2023 and December 31, 2022, the Company has 7,500,000 Public Warrants outstanding. Each whole Public Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. Each Public Warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or February 22, 2022, twelve (12) months from the date of the closing of the IPO, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

As of September 30, 2023 and December 31, 2022, the Company has 200,000 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to Public Warrants except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis.

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

On January 30, 2023, the holders of 7,499,999 shares of Class B common stock exercised their right to convert these shares into equivalent number of shares of Class A ordinary shares (the “Conversion”).

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

On August 22, 2023, the Company issued a promissory note (the “Working Capital Note”) in the aggregate principal amount of up to $400,000 to the Company’s sponsor, FinServ Holdings II, LLC (the “Sponsor”) pursuant to which the Sponsor agreed to loan to the Company up to $400,000 for working capital expenses. The Working Capital Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of an initial business combination (the “Business Combination”) and (b) the date of the Company’s liquidation. As of September 30, 2023 $125,000 was drawn and outstanding under the Working Capital Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The Units would be identical to the Placement Units. As of September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company agreed to pay, if requested by the Sponsor, a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. No fees were requested, paid or accrued for the three and nine months ended September 30, 2023 and 2022.

Consulting Agreement

On August 12, 2022, the Company entered into an agreement with a consulting company (the “Advisor”) to perform such services as requested by the Company from time to time. The principal of the Advisor is the chief financial officer of the Company. The term of this Agreement shall commence on August 12, 2022 and terminate upon the earlier of (a) termination of this engagement at will in accordance with the terms of this Agreement; or (b) the consummation of a Business Combination. As full compensation for the services on behalf of the Company, or any of its officers, directors, shareholders, or employees, the Company shall pay a quarterly fee of $30,000. During the three and nine months ended September 30, 2023, the Company paid and recorded $90,000 such fees. During the three and nine months ended September 30, 2022, the Company paid and recorded $30,000 such fees.

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

Non-Redemption Agreements

In February 2023, the Sponsor entered into non-redemption agreements (“Non-Redemption Agreements”) with unaffiliated parties in exchange for such parties’ agreement not to redeem an aggregate of 4,850,000 shares of the Company sold in its initial public offering (“Non-Redeemed Shares”) in connection with the First Extension Meeting to consider and approve an extension of time for the Company to consummate an initial Business Combination from February 22, 2023 to August 22, 2023, or such earlier date as determined by the Board. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such parties an aggregate of 1,000,000 shares of the Company held by the Sponsor immediately following consummation of an initial Business Combination if they continued to hold such Non-Redeemed Shares through the First Extension Meeting. The Non-Redeemed shares retain the right to redeem their shares at any future applicable redemption event under the Non-Redemption Agreements. In addition, the Company has agreed that, to mitigate the current uncertainty surrounding the implementation of the Inflation Reduction Act of 2022, funds held in the Trust Account, including any interest thereon, will not be used to pay for any excise tax liabilities with respect to any future redemptions prior to or in connection with the First Extension, an initial business combination, or liquidation of the Company.

Special Meeting

On February 20, 2023, the Company held the First Extension Meeting. At the First Extension Meeting, the Company’s stockholders approved the First Extension Amendment to extend the date by which the Company must consummate its initial Business Combination from February 22, 2023 to August 22, 2023, or such earlier date as determined by the Company’s Board. In connection with the First Extension Meeting, stockholders holding 25,040,997 shares of the Company’s Class A common stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $254,201,240 (approximately $10.15 per share) was removed from the Company’s Trust Account to pay such stockholders.

On August 18, 2023, the Company held the Second Extension Meeting. At the Second Extension Meeting, the Company’s stockholders approved (1) the Second Extension Amendment to extend the date by which the Company must consummate its Business Combination from August 22, 2023 to February 22, 2024 (or such earlier date as determined by the Board); and (2) the Redemption Limitation Amendment to eliminate from the Charter the limitation that the Company will only redeem the Public Shares so long as (after such redemption), the Company’s net tangible assets, or of any entity that succeeds to the Company as a public company, will be at least $5,000,001 either immediately prior to or upon consummation of the Business Combination. The Company filed the Second Extension Amendment with the Secretary of State of the State of Delaware on August 18, 2023. The Company filed the Redemption Limitation Amendment with the Secretary of State of the State of Delaware on August 23, 2023.

In connection with the Second Extension Meeting, stockholders holding 3,920,848 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $40,298,391 (approximately $10.28 per Public Share) was removed from the Trust Account to pay such holders and approximately $10,670,135 will remain in the Trust Account. Following redemptions, the Company has 9,338,154 shares of Class A common stock outstanding.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 per share. On January 30, 2023 7,499,999 shares of Class B common stock were converted to Class A common stock. On February 20, 2023, in connection with the Extension, stockholders holding 25,040,997 shares of the Company’s Class A common stock exercised their right to redeem such shares. At September 30, 2023 and December 31, 2022, there were 8,299,999 and 800,000 shares issued and outstanding, excluding 1,038,155 shares and 30,000,000 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there was one and 7,500,000 shares issued and outstanding, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Demand deposit account	$10,722,779	$10,722,779	$—	$—
Investments in mutual funds	47,663	47,663	—	—
	$10,770,442	$10,770,442	$—	$—
Liabilities:
Public Warrants Liability	$226,500	$—	$226,500	$—
Private Placement Warrants Liability	6,040	—	6,040	—
	$232,540	$—	$232,540	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$303,511,593	$303,511,593	$—	$—
Investments in mutual funds	549,408	549,408	—	—
	$304,061,001	$304,061,001	$—	$—
Liabilities:
Public Warrants Liability	$75,000	$75,000	$—	$—
Private Placement Warrants Liability	2,000	—	2,000	—
	$77,000	$75,000	$2,000	$—

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

The Company established the initial fair value of the Public and Private Warrants on February 22, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model and modified Black-Sholes model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of December 31, 2021, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the Warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Warrants as of December 31, 2021 and reclassified the Private Warrants from Level 3 to Level 2, due to the use of the quoted price of a similar liability. For the three and nine months ended September 30, 2023, the Company transferred the Public Warrants from Level 1 to Level 2 due to low trading volume.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (“Report”) including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

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

Upon the closing of the IPO and the Private Placement on February 22, 2021, $300.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the IPO and the Private Placement were placed in a Trust Account located in the United States with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

On February 20, 2023, the Company held the First Extension Meeting. At the First Extension Meeting, the Company’s stockholders approved the First Extension Amendment to extend the date by which the Company must consummate its initial Business Combination from February 22, 2023 to August 22, 2023, or such earlier date as determined by the Company’s Board. In connection with the First Extension Meeting, stockholders holding 25,040,997 shares of the Company’s Class A common stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $254,201,240 (approximately $10.15 per share) was removed from the Company’s Trust Account to pay such stockholders.

On August 18, 2023, the Company held the Second Extension Meeting. At the Second Extension Meeting, the Company’s stockholders approved (1) the Second Extension Amendment to extend the date by which the Company must consummate its Business Combination from August 22, 2023 to February 22, 2024 (or such earlier date as determined by the Board); and (2) the Redemption Limitation Amendment to eliminate from the Charter the limitation that the Company will only redeem the Public Shares so long as (after such redemption), the Company’s net tangible assets, or of any entity that succeeds to the Company as a public company, will be at least $5,000,001 either immediately prior to or upon consummation of the Business Combination. The Company filed the Second Extension Amendment with the Secretary of State of the State of Delaware on August 18, 2023. The Company filed the Redemption Limitation Amendment with the Secretary of State of the State of Delaware on August 23, 2023.

In connection with the Second Extension Meeting, stockholders holding 3,920,848 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $40,298,391 (approximately $10.28 per Public Share) was removed from the Trust Account to pay such holders and approximately $10,670,135 will remain in the Trust Account. Following redemptions, the Company has 9,338,154 shares of Class A common stock outstanding.

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

Results of Operations

For the three months ended September 30, 2023, we had a net income of $3,702, which included income on investments in mutual funds of $1,105 and interest earned on cash and marketable securities held in the Trust Account of $327,077, offset by a loss from operations of $202,530, a loss from the change in fair value of warrant liabilities of $43,120 and provision for income taxes of $78,830.

For the nine months ended September 30, 2023, we had a net income of $1,370,169, which included income on investments in mutual funds of $15,444 and interest earned on cash and marketable securities held in the Trust Account of $2,911,687, offset by a loss from the change in fair value of warrant liabilities of $155,540, a loss from operations of $795,060 and provision for income taxes of $606,362.

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

Our business activities from inception to September 30, 2023 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

As of September 30, 2023, we had $84,617 in our operating bank account and $47,663 in money market account and working capital deficit of $2,871,663.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 22, 2024, to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. The Company also has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds to operate its business prior to the date of business combination. If a Business Combination is not consummated by February 22, 2024, and if there are no further amendments to extend the date of the Business Combination beyond February 22, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management will continue to search for a Business Combination, however, there is no assurance the Company will find a suitable target. Management has determined that potential liquidity shortfall and mandatory liquidation deadline raise substantial doubt about the Company’s ability to continue as a going concern.

On February 21, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the IPO and the Private Placement are no longer invested in U.S. government securities or money market funds.

Administrative Services Agreement

We entered into an agreement whereby, commencing on April 1, 2021 through the earlier of the consummation of an initial Business Combination or our liquidation, we agreed to pay the Sponsor a monthly fee of up to $10,000 for office space, utilities and administrative support. Upon completion of an initial Business Combination or our liquidation, we will cease paying these monthly fees. For nine months ended September 30, 2023, we did not incur fees for these services.

Consulting Agreement

On August 12, 2022, we entered into an agreement with the Advisor to perform such services as requested by us from time to time. The principal of the Advisor is our Chief Financial Officer. The term of the agreement commenced on August 12, 2022 and will terminate upon the earlier of (a) termination of this engagement at will in accordance with the terms of the agreement; or (b) the consummation of a Business Combination. As full compensation for the services on behalf of the Company, or any of its officers, directors, shareholders, or employees, we pay a quarterly fee of $30,000 to the Advisor. During the three and nine months ended September 30, 2023, the Company paid and recorded $90,000 such fees. During the three and nine months ended September 30, 2022, the Company paid and recorded $30,000 such fees.

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

Class A Common Stock Subject to Possible Redemption

All of the Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2023 and December 31, 2022, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this report. However, as of the date of this report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in (i) our final prospectus for our IPO, as filed with the SEC on February 17, 2021, (ii) our Annual Reports on Form 10-K for the fiscal years ended December 31, 2021 and December 31, 2022, as filed with the SEC on March 29, 2022 and March 31, 2023, respectively, (iii) our Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the SEC on May 13, 2022, (iv) our Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 12, 2022, (v) our Quarterly Report on Form 10-Q for the period ended September 30, 2022, as filed with the SEC on November 14, 2022, and (vi) our definitive proxy statement, as filed with the SEC on August 2, 2023; and (vii) our Quarterly Report on Form 10-Q for the period ended March 31, 2023, as filed with the SEC on May 15, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 18, 2023, the Company held the Second Extension Meeting. At the Second Extension Meeting, the Company’s stockholders approved (1) the Second Extension Amendment to extend the date by which the Company must consummate its Business Combination from August 22, 2023 to February 22, 2024 (or such earlier date as determined by the Board); and (2) the Redemption Limitation Amendment to eliminate from the Charter the limitation that the Company will only redeem the Public Shares so long as (after such redemption), the Company’s net tangible assets, or of any entity that succeeds to the Company as a public company, will be at least $5,000,001 either immediately prior to or upon consummation of the Business Combination. The Company filed the Second Extension Amendment with the Secretary of State of the State of Delaware on August 18, 2023. The Company filed the Redemption Limitation Amendment with the Secretary of State of the State of Delaware on August 23, 2023. In connection with the Second Extension Meeting, stockholders holding 3,920,848 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. We paid cash in the aggregate amount of $40,298,391 (approximately $10.28 per Public Share) to the redeeming stockholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2023	—	—	—	—

August 1 – August 31, 2023	3,920,848	$10.28	—	—

September 1 – September 30, 2023	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amendment to Amended and Restated Certificate of Incorporation (1)
3.2	Third Amendment to Amended and Restated Certificate of Incorporation (1)
10.1	Promissory Note issued to FinServ Holdings II, LLC, dated August 22, 2023 (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 13, 2023	FINSERV ACQUISITION CORP. II

	By:	/s/ Lee Einbinder
Lee Einbinder
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer
(Principal Financial and Accounting Officer)